Form 10-Q
period 2013-03-31
POWERSTORM CAPITAL CORP
filed 2013-05-20
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54403

POWERSTORM CAPITAL CORP.

(Name of registrant as specified in its charter)

DELAWARE	45-3733512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2321 Rosecrans Avenue, Suite 4265

El Segundo, CA 90245

(Address of principal executive offices) (Zip Code)

(310) 297-6807

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 17, 2013, there were 19,413,800 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	3

Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period from October 10, 2011 (Inception) through March 31, 2013 (Unaudited)	4

Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from October 10, 2011 (Inception) through March 31, 2013 (Unaudited)	5

Notes to the Financial Statements (Unaudited)	6

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$1,848	$3,559
Prepaid expenses and other current assets	1,104	255
Total current assets	2,952	3,814

Furniture and office equipment, net	5,891	5,269
Trademarks	5,199	4,570
Deposits	1,400	1,400
TOTAL ASSETS	$15,442	$15,053

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$24,636	$14,644
Advances from related party	16,033	13,780
Total Liabilities	40,669	28,424

Commitments and contingencies

SHAREHOLDERS' DEFICIT
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 19,363,800 and 19,226,000 shares issued and outstanding, respectively	19,364	19,226
Additional paid-in capital	83,027	69,385
Deficit accumulated during the development stage	(127,618)	(101,982)
TOTAL SHAREHOLDERS' DEFICIT	(25,227)	(13,371)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$15,442	$15,053

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,		From October 10,
	2013	2012	2011 (Inception) to March 31, 2013

REVENUES	$2,200	$-	$2,200

OPERATING EXPENSES:
General and administrative	27,857	16,832	128,966
Depreciation expense	249	159	1,122
Total operating expenses	28,106	16,991	130,088

Loss from operations	(25,906)	(16,991)	(127,888)

Other income	270	-	270

NET LOSS	$(25,636)	$(16,991)	$(127,618)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,241,311	18,662,253

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		From October 10, 2011
	2013	2012	(Inception) through March 31, 2013
Cash flows from operating activities
Net loss	$(25,636)	$(16,991)	$(127,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	3,000	32,286
Depreciation expense	249	159	1,122
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(849)	1,542	(1,104)
Accounts payable	9,992	1,516	24,636
Net cash used in operating activities	(16,244)	(10,774)	(70,678)

Cash flows from investing activities:
Purchase of furniture and office equipment	(871)	(6,142)	(7,013)
Acquisition of trademarks	(629)	-	(2,274)
Net cash used in investing activities	(1,500)	(6,142)	(9,287)

Cash flows from financing activities:
Issuance of common stock for cash	-	2,500	10,000
Advances from related party	16,033	16,387	71,813
Net cash provided by financing activities	16,033	18,887	81,813

Net change in cash and cash equivalents	(1,711)	1,971	1,848
Cash and cash equivalents - beginning of period	3,559	-	-
Cash and cash equivalents - end of period	$1,848	$1,971	$1,848

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid expenses	$-	$2,800	$2,800
Shares issued for capitalized trademarks	$-	$2,925	$2,925
Shares issued for other assets	$-	$1,400	$1,400
Shares issued for to pay for the related party advances	$13,780	$-	$55,780

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

(Unaudited)

 NOTE 1 – GENERAL ORGANIZATION AND BUSINESS OPERATIONS

Powerstorm Capital Corp. (the “Company”) is a development stage company incorporated in Delaware on October 10, 2011 and is located in El Segundo, California. The Company was formed solely for the purpose of identifying and entering into business acquisitions within the telecommunications infrastructure space. To date, the Company has not entered into any discussions or negotiations with any companies it would intend to acquire. The Company’s management intends to focus on targets located primarily in Asia, South America, and Western and Eastern Europe, as it believes that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential for capital appreciation stemming from the economic growth in such emerging markets.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of March 31, 2013, for the three months ended March 31, 2013 and for the period from October 10, 2011 (inception) through March 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on the same basis as the annual audited financial statements. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2012 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto for the period from October 10, 2011 (inception) to December 31, 2012 included in Form S-1/A filed with SEC on April 12, 2013.

Development Stage Activities

The Company is presently in the development stage, with no revenues. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those arising from the development stage activities and represent the ”cumulative from inception” amounts from its development stage activities.

Revenue Recognition

The Company’ revenue generated during the development stage consisted of revenues from consulting and advisory services. Revenue is recognized at the time when a price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

(Unaudited)

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $5,199 and $4,570 as of March 31, 2013 and December 31, 2012, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2013, no impairment was recorded.

Furniture and Office Equipment

Furniture and office equipment is stated at cost and depreciated using the straight-line method over 7 years, the estimated life of the asset. Computers and software developed or obtained for internal use are depreciated using the straight-line method over the estimated useful life of 5 years. Repairs and maintenance are charged to expense as incurred.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Stock-Based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the service period.

Equity instruments issued to parties other than employees for acquiring goods or services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of March 31, 2013 and 2012.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has incurred an accumulated loss of $127,618 since inception. The Company has negative working capital of $37,717 and will require additional funds to finance its business plan for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FURNITURE AND OFFICE EQUIPMENT, NET

	March 31, 2013	December 31, 2012
Furniture and equipment	$4,830	$4,830
Computers and software	2,183	1,312
Accumulated depreciation	(1,122)	(873)
Furniture and office equipment, net	$5,891	$5,269

During the three months ended March 31, 2013 and 2012, the Company recorded depreciation expense of $249 and $159, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2013, a related party entity advanced to the Company and made payments to several of the Company’s vendors on behalf of the Company for a total of $71,813, of which $16,033 were advanced during the three months period ended March 31, 2013. The Company’s President and Chairman of the Board of Directors serves as the president of this related party entity. The advances are due on demand and bear no interest.

On October 15, 2012, the Company issued 420,000 shares of common stock to this related party entity as a reimbursement for the advances and payments made and on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $42,000.

On March 22, 2013, the Company issued 137,800 shares of common stock to this related party entity as a reimbursement for the advances and payments made and on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $13,780.

As of March 31, 2013 and December 31, 2012, the Company owed to this related party entity $16,033 and $13,780, respectively.

 NOTE 6 – EQUITY

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes with 300,000,000 shares designated as common stock at $0.001 par value and 5,000,000 shares designated as preferred stock at $0.01 par value.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

(Unaudited)

During the three months ended March 31, 2013, the Company issued:

-	137,800 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $13,780.

During the period from October 10, 2011 (inception) through December 31, 2012, the Company issued:

-	51,000 shares of common stock to third-party providers for legal and consulting services received. These shares were valued at their grant date fair value of $5,100.

-	100,000 shares of common stock to third-party investors for cash proceeds of $10,000.

-	420,000 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $42,000.

-	15,000,000 shares of common stock to its founders at par value of $0.001 per share.

-	25,000 shares of common stock to one of its executive officers and a third party vendor for services provided to the Company. These shares were recorded at their fair value of $113.

-	3,630,000 shares of common stock to Key Media Management for payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $16,398.

NOTE 7 – SUBSEQUENT EVENTS

On May 1, 2013, the Company issued 50,000 shares of common stock to a third party for cash proceeds of $5,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our business and results of operations together with the Company’s present financial condition. This section should be read in conjunction with our historical combined and consolidated financial data included elsewhere in this Memorandum. Statements in the Company’s discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. The Company cautions that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Powerstorm Capital Corp., a Delaware corporation (“we”, “Powerstorm” or the “Company”) was formed on October 10, 2011. The Company intends to engage in consulting and sourcing services for the emerging telecommunication infrastructure industry, particularly in re-use of decommissioned telecommunication equipment, assembling and reassembling base stations, telecommunication towers and related equipment. The Company will provide around-the-clock assistance and management services for outsourced repair and maintenance needs.

We are a development stage company formed for the purpose of identifying and consulting with companies related to telecommunications infrastructure, sourcing and operating telecommunications infrastructure equipment, and assisting emerging telecommunications operations with repair and maintenance services. We intend to focus on targets based primarily in Asia, South America, and Europe for two reasons. First, we believe that businesses with an operating history and growth potential in these locations would benefit significantly from access to the United States markets. Second, companies in emerging markets may offer the potential of capital appreciation as those markets experience economic growth.

The Company is a shell company as defined in Rule 12b-2 of the Exchange Act.

Our Strategy

We intend to capitalize on the continued increase in the use of wireless communication services and the resulting infrastructure requirements for current and future generations of wireless communication technologies. To that end, we are focusing on three segments of the telecom infrastructure market:

•	New and refurbished telecom equipment
•	Spare part and asset management solutions
•	Telecom tower and hybrid power solutions

Due to the continued increase in subscribers for wireless personal communication and phone services, we expect wireless carriers will need to add a significant number of cell sites to maintain the performance of their networks in the areas they currently cover and to extend service to new markets. In addition, we believe that as wireless data services, such as e-mail, Internet access, and video, are deployed on a widespread basis, wireless carriers will need to augment the cell density of their existing networks. The widespread deployment of those services also may necessitate an overlay of new technology equipment and increase the demand for geographic expansion of network coverage.

The telecom tower business in particular is experiencing explosive growth, requiring substantial investment. Smaller companies are finding it difficult to commit the necessary resources. We believe that, rather than constructing and operating their own towers and maintaining their own tower service and development capabilities, wireless carriers increasingly will outsource their tower infrastructure needs in order to improve existing service coverage, implement new technology, accelerate access to their markets, and preserve capital. We see a clear market opportunity and growth for Powerstorm to address these needs if we can acquire and integrate the right mix of companies to complement our expertise in telecommunications infrastructure.

On May 1, 2013, the Company issued 50,000 shares of common stock to a third party for cash proceeds of $5,000. These shares were issued in reliance on the exemption under Section 4(2) of the Act. These shares of our common stock qualified for exemption under Section 4(2) of the Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Results of Operations

	Three Months Ended March 31,		From October 10, 2011
	2013	2012	(Inception) Through March 31, 2013
Revenues	$2,200	$-	$2,200
Total operating expenses	(28,106)	(16,991)	(130,088)
Other income	270	-	270

Net loss	$(25,636)	$(16,991)	$(127,618)

Three Months Ended March 31, 2013 and 2012

Revenues

During the three months ended March 31, 2013 and 2012, the Company generated revenues of $2,200 and $0, respectively. Revenues generated during the three months ended March 31, 2013, consisted of revenues from consulting and advisory services.

Operating Expenses

We incurred total operating expenses of $28,106 and $16,991 for the three months ended March 31, 2013 and 2012, respectively. These expenses primarily consisted of general and administrative expenses incurred in connection with the day-to-day operation of our business, the preparation of our periodic reports, and stock-based compensation to third-party providers for legal and consulting services received. Operating expenses for the three months ended March 31, 2013 and 2012, consisted primarily of accounting fees of $17,881 and $5,500 respectively; rent expense of $4,739, and $3,517 respectively; stock-based compensation of $0 and $3,000 respectively; and filing fees of $2,200 and 132, respectively.

Other Income (expense)

During the three months ended March 31, 2013 and March 31, 2012, the Company had $270 and $0 of other income, respectively.

Net Loss

We incurred net losses of $25,636 and $16,991 in the three months ended March 31, 2013 and 2012 respectively, and a cumulative loss from inception through March 31, 2013 of $127,618. We are in the start-up phase of our proposed business operations.

From October 20, 2011 (Inception) through March 31, 2013

Revenues

For the period from October 10, 2011 (Inception) to March 31, 2013, we generated $2,200 of revenue.

Operating Expenses

We incurred total operating expenses of $130,088 for the period since inception on October 10, 2011 to December 31, 2012, which consisted primarily of general and administrative expenses. Our general and administrative expenses were comprised primarily of $20,213 in stock-based compensation to our founders and third-party service providers, $18,829 in legal fees, $49,067 in accounting fees and rent expense of 21,673. The legal and accounting fees were incurred in connection with the preparation and filing of the registration statement with the SEC.

Other Income (expense)

For the period from October 10, 2011 (Inception) to March 31, 2013, the Company received $270 of other income.

Net Loss

We had a net loss of $127,618 for the period from October 10, 2011 (Inception) to March 31, 2013, due to incurred operating expenses and insufficient revenue generated.

Liquidity and Capital Resources

Our financial condition as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2012 and 2013 are summarized as follows:

Working Capital:

	March 31, 2013	December 31, 2012
Current assets	$2,952	$3,814
Current liabilities	(40,669)	(28,424)
Working capital (deficit)	$(37,717)	$(24,610)

Cash Flows:

	Three Months Ended March 31,		From October 10, 2011 (Inception) through
	2013	2012	March 31, 2013
Cash used in operating activities	$(16,244)	$(10,774)	$(70,678)
Cash used in investing activities	(1,500)	(6,142)	(9,287)
Cash provided by financing activities	16,033	18,887	81,813
Net increase (decrease) in cash	$(1,711)	$1,971	$1,848

We are a development stage company and have incurred an accumulated loss of $127,618 since inception. Powerstorm has negative working capital of $37,717 at March 31, 2013, which is not sufficient to finance its business plan for the next twelve months.  Our independent auditors have issued an audit opinion for us for the financial statements ended December 31, 2012 and the period than ended, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We have minimal operating expenses at the present time due to our limited business activities. To date, our founders have provided funding for our operations. We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses.

We are planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, we will have to raise additional working capital through other sources.

We didn’t have sufficient resources to effectuate our business plan from October 10, 2011 (Inception) through the quarter ended March 31, 2013. We expected to incur a minimum of $55,000 in expenses during the next 12 months of operations.

We indicated that we would have to raise the funds to pay for these expenses. We may have to borrow money from founders or shareholders, issue debt or equity, or enter into a strategic arrangement with a third party. There is no assurance that we will secure additional capital. There currently are no agreements, arrangements, or understandings that would enable Powerstorm to obtain funds through bank loans, lines of credit, or any other source. If we are unable to raise funds for acquisitions it will have a severe negative impact on our ability to execute our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Estimates

In preparing our financial statements, we make estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. We periodically evaluate our estimates and judgments that are most critical in nature. We believe that the following discussion of critical accounting policies address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $5,199 and $2,925 as of March 31, 2013 and 2012, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2013, no impairment was recorded.

Stock-Based Compensation

The Company expenses the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the service period.

Equity instruments issued to parties other than employees for acquiring goods or services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Recent Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2013 and, based on his evaluation, and has concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company issued 137,800 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $13,780. These shares were issued in reliance on the exemption under Section 4(2) of the Act. These shares of our common stock qualified for exemption under Section 4(2) of the Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other information

None.

Item 6.   Exhibits

Exhibits

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWRSTORM CAPITAL CORP.

Date: May 20, 2013

	By:	Anamaria Pruteanu
Anamaria Pruteanu
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

