Form 10-Q
period 2013-06-30
POWERSTORM CAPITAL CORP
filed 2013-08-14
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of August 12, 2013, there were 19,858,984 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)	2

Statements of Operations for the Three and Six Months Ended June 30, 2013 and for the period from October 10, 2011 (Inception) through June 30, 2013 (Unaudited)	3

Statements of Cash Flows for the Six Months Ended June 30, 2013 and for the period from October 10, 2011 (Inception) through June 30, 2013 (Unaudited)	4

Notes to the Financial Statements (Unaudited)	5

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$4,213	$3,559
Prepaid expenses and other current assets	749	255
Total current assets	4,962	3,814

Furniture and office equipment, net	5,610	5,269
Trademarks	5,199	4,570
Deposits	1,400	1,400

TOTAL ASSETS	$17,171	$15,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$33,301	$14,644
Advances from related party	-	13,780
Total liabilities	33,301	28,424

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 19,758,984 and 19,226,000 shares issued and outstanding at June 30, 2013 and at December 31, 2012, respectively	19,759	19,226
Additional paid-in capital	122,150	69,385

Deficit accumulated during the development stage	(158,039)	(101,982)
TOTAL STOCKHOLDERS ' DEFICIT	(16,130)	(13,371)

TOTAL LIABILITIES AND STOCKHOLDERS ' DEFICIT	$17,171	$15,053

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	From October 10, 2011 (Inception) Through June 30, 2013

REVENUES	$4,400	$-	$6,600	$-	$6,600

OPERATING EXPENSES:
General and administrative	34,540	19,824	62,397	36,656	163,506
Depreciation expense	281	238	530	397	1,403

Total operating expenses	34,821	20,062	62,927	37,053	164,909

Loss from operations	(30,421)	(20,062)	(56,327)	(37,053)	(158,309

Other income	-	-	270	-	270

NET LOSS	$(30,421)	$(20,062)	$(56,057)	$(37,053)	$(158,039

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,449,461	18,719,148	19,344,371	18,695,275

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	From October 10, 2011 (Inception) through June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,057)	$(37,053)	$(158,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	6,706	32,286
Depreciation expense	530	397	1,403
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(494)	597	(749)
Accounts payable	18,657	4,607	33,301
Net cash used in operating activities	(37,364)	(24,746)	(91,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and office equipment	(871)	(6,142)	(7,013)
Acquisition of trademarks	(629)	(1,225)	(2,274)
Net cash used in investing activities	(1,500)	(7,367)	(9,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock for cash	15,000	10,000	25,000
Advances from related party	24,518	31,944	80,298
Net cash provided by financing activities	39,518	41,944	105,298

Net change in cash	654	9,831	4,213
Cash at beginning of period	3,559	-	-
Cash at end of period	$4,213	$9,831	$4,213

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid expenses	$-	$-	$2,800
Shares issued for capitalized trademarks	$-	$2,925	$2,925
Shares issued for other assets	$-	$1,400	$1,400
Shares issued to pay for the related party advances	$38,298	$-	$80,298

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of June 30, 2013, for the three and six months ended June 30, 2013 and for the period from October 10, 2011 (inception) through June 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on the same basis as the annual audited financial statements. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

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

Development Stage Activities

The Company is presently in the development stage, with insignificant revenues. Accordingly, all of the Company’s operating results and cash flows reported in the accompanying financial statements are considered to be those arising from the development stage activities and represent the ”cumulative from inception” amounts from its development stage activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $5,199 and $4,570 as of June 30, 2013 and December 31, 2012, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2013, no impairment was recorded.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

(Unaudited)

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of June 30, 2013 and 2012.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has incurred an accumulated loss of $158,039 since inception. The Company has negative working capital of $28,339 and will require additional funds to finance its business plan for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

(Unaudited)

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FURNITURE AND OFFICE EQUIPMENT

	June 30, 2013	December 31, 2012
Furniture and equipment	$4,830	$4,830
Computers and software	2,183	1,312
Accumulated depreciation	(1,403)	(873)
Furniture and office equipment, net	$5,610	$5,269

During the three months ended June 30, 2013 and 2012, the Company recorded depreciation expense of $281 and $238, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded depreciation expense of $530 and $397, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2013, a related party entity advanced to the Company and made payments to several of the Company’s vendors on behalf of the Company for a total of $80,298, of which $24,518 were advanced during the six months period ended June 30, 2013. The Company’s President and Chairman of the Board of Directors serves as the president of this related party entity. The advances are due on demand and bear no interest.

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

On June 30, 2013, the Company issued 245,184 shares of common stock to this related party entity in full reimbursement for the advances and payments made and on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $24,518.

As of June 30, 2013 and December 31, 2012, the Company owed to this related party entity $0 and $13,780, respectively.

NOTE 6 – EQUITY

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes with 300,000,000 shares designated as common stock at $0.001 par value and 5,000,000 shares designated as preferred stock at $0.01 par value.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

(Unaudited)

During the six months ended June 30, 2013, the Company issued:

-	On March 22, 2013 - 137,800 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $13,780.

-	On May 2, 2013 - 50,000 shares of common stock to a third party for cash proceeds of $5,000.

-	On May 17, 2013 - 100,000 shares of common stock to a third party for cash proceeds of $10,000.

-	On June 30, 2013 - 245,184 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $24,518.

During the period from October 10, 2011 (inception) through December 31, 2012, the Company issued:

-	51,000 shares of common stock to third-party providers for legal and consulting services received. These shares were valued at their grant date fair value of $5,100.

-	100,000 shares of common stock to third-party investors for cash proceeds of $10,000.

-	420,000 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $42,000.

-	15,000,000 shares of common stock to its founders at par value of $0.001 per share.

-	25,000 shares of common stock to one of its executive officers and a third party vendor for services provided to the Company. These shares were recorded at their fair value of $113.

-	3,630,000 shares of common stock to Key Media Management for payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $16,398.

NOTE 7 – SUBSEQUENT EVENTS

On July 20, 2013, the Company issued 100,000 shares of common stock to a third party for cash proceeds of $10,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Powerstorm Capital Corporation is a development stage company formed solely for the purpose of identifying and consulting with companies related to telecommunications infrastructure. We intend to focus on targets based primarily in Asia, South America, and Europe for two reasons. First, we believe that businesses with an operating history and growth potential in these locations would benefit significantly from access to the United States markets. Second, companies in emerging markets may offer the potential of capital appreciation as those markets experience economic growth.

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

Results of Operations

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	From October 10, 2011 (Inception) Through June 30, 2013
Revenues	$4,400	$-	$6,600	$-	$6,600
Total operating expenses	(34,821)	(20,062)	(62,927)	(37,053)	(164,909)
Other Income	-	-	270	-	270
Net loss	$(30,421)	$(20,062)	$(56,327)	$(37,053)	$(158,039)

For the Three Months Ended June 30, 2013 and 2012

Revenues

We are still in our development stage and have generated insignificant revenues from consulting services of $4,400 during the three months ended June 30, 2013 and $0 revenues during the three months ended June 30, 2012.

Operating Expenses

We incurred total operating expenses of $34,821 and $20,062 for the three months ended June 30, 2013 and 2012, respectively. These expenses primarily consisted of general and administrative expenses incurred in connection with the day-to-day operation of our business which were comprised of audit and accounting fees of $6,908 and $10,375, legal fees of $9,525 and $0, filing fees of $8,595 and $0, rent expense of $4,668 and $4,240, marketing expenses of $3,250 and $0, stock-based compensation of $0 and $2,100, and other expenses totaling $1,875 and $3,347 for the three months ended June 30, 2013, and 2012, respectively.

Net Loss

During the three month ended June 30, 2013 and 2012, we incurred a net loss of $30,421 and $20,062, respectively.

For the Six Months Ended June 30, 2013 and 2012

Revenues

We are still in our development stage and have generated insignificant revenues from consulting services of $6,600 during the six months ended June 30, 2013 and $0 revenues during the three months ended June 30, 2012.

Operating Expenses

We incurred total operating expenses of $62,927 and $37,053 for the six months ended June 30, 2013 and 2012, respectively. These expenses primarily consisted of general and administrative expenses incurred in connection with the day-to-day operation of our business and were comprised of audit and accounting fees of $24,789 and $15,875, legal fees of $9,525 and $0, filing fees of $10,837 and $0, rent expense of $9,406 and $7,757, marketing expenses of $3,925 and $0, stock-based compensation of $0 and $5,100, and other expenses totaling $4,445 and $8,321 for the six months ended June 30, 2013, and 2012, respectively.

Net Loss

During the six month ended June 30, 2013 and 2012, we incurred a net loss of $56,327 and $37,053, respectively.

From October 20, 2011 (Inception) through June 30, 2013

Revenues

For the period from October 10, 2011 (Inception) to June 30, 2013, we generated insignificant revenues from consulting services of $6,600.

Operating Expenses

We incurred total operating expenses of $164,909 for the period since inception on October 10, 2011 to June 30, 2013, which consisted primarily of general and administrative expenses. Our general and administrative expenses were comprised of audit and accounting fees of $55,974, legal fees of $28,354, rent expense of $26,340, stock-based compensation to our founders and third-party service providers of $20,213, filing fees of $13,089, marketing expenses of $4,225, and other expenses totaling $16,714. The legal fees were primarily incurred in connection with the preparation and filing of the registration statement with the SEC.

Net Loss

We had a net loss of $158,039 for the period from October 10, 2011 (Inception) to June 30, 2013 due to incurred operating expenses and insignificant revenues.

Liquidity and Capital Resources

Our financial condition as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is summarized as follows:

Working Capital:

	June 30, 2013	December 31, 2012
Current assets	$4,962	$3,814
Current liabilities	(33,301)	(28,424)
Working capital (deficit)	$(28,339)	$(24,610)

Cash Flows:

	Six Months Ended June 30,		From October 10, 2011 (Inception) through
	2013	2012	June 30, 2013
Cash used in operating activities	$(37,364)	$(24,746)	$(91,798)
Cash used in investing activities	(1,500)	(7,367)	(9,287)
Cash provided by financing activities	39,518	41,944	105,298
Net increase in cash	$654	$9,831	$4,213

We are a development stage company and have incurred an accumulated loss of $158,039 since inception. Powerstorm has working capital deficit of $28,339 at June 30, 2013, which is not sufficient to finance its business plan for the next twelve months.  Our independent auditors have issued an audit opinion for us for the financial statements ended December 31, 2012 and the period than ended, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

We didn’t have sufficient resources to effectuate our business plan from October 10, 2011 (Inception) through the period ended June 30, 2013. We expected to incur a minimum of $150,000  in expenses during the next 12 months of operations.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $5,199 and $4,570 as of June 30, 2013 and December 31, 2012, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2013, no impairment was recorded.

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

Subsequent Events

On July 20, 2013, the Company issued 100,000 shares of common stock to a third party for cash proceeds of $10,000. The issuance of shares is exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2013 the Company issued 50,000 shares of common stock to a third party for cash proceeds of $5,000.

On May 17, 2013 the Company issued 100,000 shares of common stock to a third party for cash proceeds of $10,000.

On June 30, 2013, the Company issued 245,184 shares of common stock to this related party entity in full reimbursement for the advances and payments made and on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $24,518.

The above issuances of shares are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other information

On June 1, 2013, Anamaria Pruteanu resigned as Chief Executive Officer of the Company and Michel Freni resigned as President of the Company. Ms. Pruteanu and Mr. Freni’s resignations are not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. On the same day, the Company’s Board of Directors (the “Board”) appointed Michel Freni, the Company’s Chief Financial Officer and Chairman of the Board to serve as Chief Executive Officer of the Company and Anamaria Pruteanu to serve as President of the Company.

Biographical information for Mr. Freni and Ms. Pruteanu has previously been disclosed on the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 12, 2013.

Family Relationships

The Company’s Chief Executive Officer and Chief Financial Officer, Michel Freni, is married to our President, Anamaria Pruteanu.

Related Party Transactions

Related party transactions with Mr. Freni and Ms. Pruteanu have previously been disclosed on the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 12, 2013.

Employment Agreement

There is no employment agreement between the Company and Mr. Freni or Ms. Pruteanu.

Item 6.   Exhibits

Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

POWERSTORM CAPITAL CORP.

Date: August 14, 2013

	By:	Michel Freni
Michel Freni
Chief Executive Officer and Chief Financial Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

