Form 10-Q
period 2013-09-30
POWERSTORM CAPITAL CORP
filed 2013-11-15
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 20,082,385  shares of common stock issued and outstanding.

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

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	5

Statements of Operations for the Three and Nine Months Ended September 30, 2013 and for the period from October 10, 2011 (Inception) through September 30, 2013 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2013 and for the period from October 10, 2011 (Inception) through September 30, 2013 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$1,182	$3,559
Accounts receivable	2,018	-
Prepaid expenses	8,025	255
Total current assets	11,225	3,814

Furniture and office equipment, net	5,328	5,269
Trademarks	5,749	4,570
Deposits	1,400	1,400

TOTAL ASSETS	$23,702	$15,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$32,108	$14,644
Advances from related party	-	13,780
Total liabilities	32,108	28,424

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 20,082,385 and 19,226,000 shares issued and outstanding at September 30, 2013 and at December 31, 2012, respectively	20,082	19,226
Additional paid-in capital	154,167	69,385
Deficit accumulated during the development stage	(182,655)	(101,982)
TOTAL STOCKHOLDERS' DEFICIT	(8,406)	(13,371)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,702	$15,053

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	From October 10, 2011 (Inception) Through September 30, 2013

REVENUES	$15,160	$-	$21,760	$-	$21,760

OPERATING EXPENSES:
General and administrative	39,494	12,321	101,891	48,977	203,000
Depreciation expense	282	238	812	635	1,685

Total operating expenses	39,776	12,559	102,703	49,612	204,685

Loss from operations	(24,616)	(12,559)	(80,943)	(49,612)	(182,925)

Other income	-	-	270	-	270

NET LOSS	$(24,616)	$(12,559)	$(80,673)	$(49,612)	$(182,655)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,838,586	18,806,000	19,512,340	18,732,453

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	From October 10, 2011 (Inception) through September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(80,673)	$(49,612)	$(182,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	-	7,900	23,013
Shares issued for expenses incurred	-	-	9,273
Depreciation expense	812	635	1,685
Changes in operating assets and liabilities:
Accounts receivable	(2,018)	-	(2,018)
Prepaid expenses	(7,770)	(606)	(8,025)
Accounts payable	17,464	975	32,108
Net cash used in operating activities	(72,185)	(40,708)	(126,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and office equipment	(871)	(6,142)	(7,013)
Acquisition of trademarks	(1,179)	(1,225)	(2,824)
Net cash used in investing activities	(2,050)	(7,367)	(9,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of common stock for cash	25,000	10,000	35,000
Advances from related party	46,858	39,065	102,638
Net cash provided by financing activities	71,858	49,065	137,638

Net change in cash	(2,377)	990	1,182
Cash at beginning of period	3,559	-	-
Cash at end of period	$1,182	$990	$1,182

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid expenses	$-	$-	$2,800
Shares issued for capitalized trademarks	$-	$2,925	$2,925
Shares issued for other assets	$-	$1,400	$1,400
Shares issued to pay for the related party advances	$60,638	$-	$102,638

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements as of September 30, 2013, for the three and nine months ended September 30, 2013 and for the period from October 10, 2011 (inception) through September 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on the same basis as the annual audited financial statements. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $5,749 and $4,570 as of September 30, 2013 and December 31, 2012, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of September 30, 2013, no impairment was recorded.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of September 30, 2013 and 2012.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has incurred an accumulated loss of $182,655 since inception. The Company has negative working capital of $20,883 and will require additional funds to finance its business plan for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FURNITURE AND OFFICE EQUIPMENT

	September 30, 2013	December 31, 2012
Furniture and equipment	$4,830	$4,830
Computers and software	2,183	1,312
Accumulated depreciation	(1,685)	(873)
Furniture and office equipment, net	$5,328	$5,269

During the three months ended September 30, 2013 and 2012, the Company recorded depreciation expense of $282 and $238, respectively. During the nine months ended September 30, 2013 and 2012, the Company recorded depreciation expense of $812 and $635, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Through September 30, 2013, a related party entity advanced to the Company and made payments to several of the Company’s vendors on behalf of the Company for a total of $102,638 of which $46,858 were advanced during the nine months period ended September 30, 2013. The Company’s President and Chairman of the Board of Directors serves as the president of this related party entity. The advances are due on demand and bear no interest.

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

On September 30, 2013, the Company issued 223,401 shares of common stock to this related party entity in full reimbursement for the advances and payments made and on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $22,340.

As of September 30, 2013 and December 31, 2012, the Company owed to this related party entity $0 and $13,780, respectively.

NOTE 6 – EQUITY

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes with 300,000,000 shares designated as common stock at $0.001 par value and 5,000,000 shares designated as preferred stock at $0.01 par value.

During the nine months ended September 30, 2013, the Company issued:

-	137,800 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $13,780.

-	50,000 shares of common stock to a third party for cash proceeds of $5,000.

-	100,000 shares of common stock to a third party for cash proceeds of $10,000.

-	245,184 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $24,518.

-	100,000 shares of common stock to a third party for cash proceeds of $10,000.

-	223,401 shares of common stock to related party entities for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement of $22,340.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our business and results of operations together with the Company’s present financial condition. This section should be read in conjunction with our historical combined and consolidated financial data included elsewhere in this Report. Statements in the Company’s discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. The Company cautions that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Overview

Powerstorm Capital Corporation (the “Company” or “Powerstorm”), is a development stage company formed solely for the purpose of identifying and consulting with companies related to telecommunications infrastructure. We intend to focus on targets based primarily in Asia, South America, and Europe for two reasons. First, we believe that businesses with an operating history and growth potential in these locations would benefit significantly from access to the United States markets. Second, companies in emerging markets may offer the potential of capital appreciation as those markets experience economic growth.

Our Strategy

We intend to capitalize on the continued increase in the use of wireless communication services and the resulting infrastructure requirements for current and future generations of wireless communication technologies. We are focused on strategy, business incubation and funding of emerging telecommunication infrastructure companies with particular interest in the mobile telephony space. In addition to incubation, business development support and facilitated access to funding, the Company is looking to be at the NextGen supply-chain forefront in e-Learning.

Our strategy includes a specific focus on: (1) creative and localized business thinking; (2) focus on quality; (3) commitment and dependability; (4) outstanding client care; (5) delivering genuine value and efficiency; and (6) durability. To that end, we are focusing on three segments of the telecom infrastructure market:

•	Extending connections to un-served or underserved areas rural, off-grid;
•	Optimizing to higher capacity, via increased transmission microwave or via installing fiber optic cables instead of copper cables;
•	Offering Access to Power via Optimized and Hybrid Solutions;

We are excited about exploring the prospect of supporting the emerging sector of open online courses and other e-leaning opportunities.

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

Management is strongly rooted in the telecom industry and with strong understanding of the geographical and cultural differences of the industry; we are an active player with geographical focus in Africa and South-East Asia.

As part of its strategy to build new business over three continents during 2013, Powerstorm evaluated solutions to reduce network opex across 60 networks that introduced a turnkey hybrid power component. Powerstorm met and discussed integration of hybrid power with infrastructure development of telecommunication companies including, but not limited to: Ericsson, Eltek, Flexenclosures, Huawei, ZTE, and NSN.

Powerstorm identified technical and financial gaps as opportunities to propose more compelling hybrid power solutions as global operators are continually seeking ways to reduce network opex and increase efficiencies by deploying hybrid technologies.

Powerstorm looks forward to serving global operators’ need to reduce network opex by deploying hybrid technologies. As we streamline efficiencies, knowledge of our success will rapidly spread throughout the telecommunications community that will lead to a healthy client base for us. It does not take a visionary to understand that access to renewable and cost-effective energy will positively impact opex for new clients. Given Powerstorm’s targeted experience and resources, management is confident of its ability to thrive in this sector.

Hybrid Projects

Country	Client	Project details	Subscribers No. client	Subscribers No Country	Population	Market Share of Operator
Australia	Mining Company	Optimized Batteries Solution
USA	Manufacturer	Off Grid Solar + Batteries Solution
Mozambique	Fixedline Operator	Off Grid Solar + Batteries + Cooling Solution	88,000	88,000	23,000,000	100.0%
Tajikistan	Wireless Operator	Free Cooling Solutions	2,500,000	7,000,000	7,600,000	35.7%
Somalia	Wireless Operator	Off Grid Solar + Batteries Solution	530,000	2,200,000	10,000,000	24.1%
Guyana	Wireless Operator	Off Grid Solar + Batteries Solution	350,000	700,000	750,000	50.0%
South Sudan	Wireless Operator	Off Grid Hybrid Solutions	600,000	1,400,000	10,000,000	42.9%
Nepal	Wireless Operator	Off Grid Hybrid Solutions	10,000,000	18,700,000	26,500,000	53.5%
Rwanda	Wireless Operator	Off Grid Hybrid Solutions	1,600,000	5,000,000	11,000,000	32.0%
Mauritania	Wireless Operator	Off Grid Hybrid Solutions	2,000,000	2,800,000	3,300,000	71.4%
Niger	Wireless Operator	Off Grid Hybrid Solutions	400,000	3,800,000	16,000,000	10.5%
DRC	Wireless Operator	Off Grid Solar + Batteries Solution	2,800,000	17,000,000	68,000,000	16.5%
Mali	Wireless Operator	Off Grid Hybrid Solutions	5,400,000	10,000,000	16,000,000	54.0%
Afghanistan	Wireless Operator	Free Cooling Solutions	3,500,000	17,000,000	35,000,000	20.6%
Guinea	Wireless Operator	Off Grid Solar + Batteries Solution	300,000	6,000,000	10,000,000	5.0%
Mexico	Wireless Operator	Hybrid Solutions	27,000,000	83,000,000	115,000,000	32.5%
Burkina Faso	Wireless Operator	Off Grid Solar + Batteries Solution	2,000,000	8,000,000	17,000,000	25.0%
Guinea-Bissau	Wireless Operator	Off Grid Solar + Batteries Solution	25,000	1,000,000	1,500,000	2.5%
Armenia	Wireless Operator	Unstable Grid Solar + Battery Solution	600,000	2,800,000	3,100,000	21.4%
South Sudan	Wireless Operator	Off Grid Solar + Batteries Solution	420,000	1,400,000	8,250,000	30.0%
Azerbaijan	Wireless Operator	Wind + Solar Hybrid Solutions	2,000,000	8,000,000	9,300,000	25.0%
Tajikistan	Fixedline Operator	Off Grid Hybrid Power + Power Redistribution Solutions	2,700,000	7,000,000	7,600,000	38.6%
Gabon	Wireless Operator	Off Grid Solar + Batteries Solution	200,000	1,300,000	1,500,000	15.4%
Morocco	Wireless Operator	Off Grid Solar + Batteries Solution	12,000,000	36,000,000	32,000,000	33.3%
Peru	Wireless Operator	Off Grid Solar + Batteries + Cooling Solution	15,000,000	28,000,000	29,000,000	53.6%
Jordan	Wireless Operator	Free Cooling Solutions	3,000,000	7,400,000	6,500,000	40.5%

Results of Operations

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	From October 10, 2011 (Inception) Through September 30, 2013
Revenues	$15,160	$-	$21,760	$-	$21,760
Total operating expenses	39,776	12,559	102,703	49,612	204,685
Other Income	-	-	270	-	270
Net loss	$(24,616)	$(12,559)	$(80,673)	$(49,612)	$(182,655)

For the Three Months Ended September 30, 2013 and 2012

Revenues

We are still in our development stage and have generated insignificant revenues from consulting services of $15,160 during the three months ended September 30, 2013 and $0 revenues during the three months ended September 30, 2012. The revenue is generated from consulting service provided to a third party.

Operating Expenses

We incurred total operating expenses of $39,776 and $12,559 for the three months ended September 30, 2013 and 2012, respectively. These expenses primarily consisted of general and administrative expenses incurred in connection with the day-to-day operation of our business, the preparation of our periodic reports, and stock-based compensation to third-party providers for legal and consulting services received.

Net Loss

During the three month ended September 30, 2013 and 2012, we incurred a net loss of $24,616 and $12,559, respectively. We are incurring more expenses due to start-up phase of our proposed business operations.

For the Nine Months Ended September 30, 2013 and 2012

Revenues

We are still in our development stage and have generated insignificant revenues from consulting services of $21,760 during the nine months ended September 30, 2013 and $0 revenues during the nine months ended September 30, 2012. The revenue is generated from consulting service provided to a third party.

Operating Expenses

We incurred total operating expenses of $102,703 and $49,612 for the nine months ended September 30, 2013 and 2012, respectively, which consisted of general and administrative expenses incurred in connection with the day-to-day operation of our business, the preparation of our periodic reports, and stock-based compensation to third-party providers for legal and consulting services received.

Net Loss

During the nine month ended September 30, 2013 and 2012, we incurred a net loss of $80,673 and $49,612, respectively. The increase of the net loss is due to increased operating expenses and insufficient revenue generated.

From October 20, 2011 (Inception) through September 30, 2013

Revenues

For the period from October 10, 2011 (Inception) to September 30, 2013, we generated insignificant revenues from consulting services of $21,760.

Operating Expenses

We incurred total operating expenses of $204,685 for the period since inception on October 10, 2011 to September 30, 2013, which consisted primarily of general and administrative expenses. The legal fees were primarily incurred in connection with the preparation and filing of the registration statement with the SEC.

Net Loss

We had a net loss of $182,655 for the period from October 10, 2011 (Inception) to September 30, 2013 due to incurred operating expenses and insignificant revenues.

Liquidity and Capital Resources

Our financial condition as of September 30, 2013 and December 31, 2012 and for the nine months ended September 30, 2013 and 2012 is summarized as follows:

Working Capital:

	September 30, 2013	December 31, 2012
Current assets	$11,225	$3,814
Current liabilities	(32,108)	(28,424)
Working capital (deficit)	$(20,883)	$(24,610)

Cash Flows:

	Nine Months Ended September 30,		From October 10, 2011 (Inception) through September 30,
	2013	2012	2013
Cash used in operating activities	$(72,185)	$(40,708)	$(126,619)
Cash used in investing activities	(2,050)	(7,367)	(9,837)
Cash provided by financing activities	71,858	49,065	137,638
Net increase in cash	$1,182	$990	$1,182

We are a development stage company and have incurred an accumulated loss of $182,655 since inception. Powerstorm has working capital deficit of $20,883 at September 30, 2013, which is not sufficient to finance its business plan for the next twelve months. Our independent auditors have issued an audit opinion for us for the financial statements ended December 31, 2012 and the period then ended, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

We didn’t have sufficient resources to effectuate our business plan from October 10, 2011 (Inception) through the period ended September 30, 2013. We expected to incur a minimum of $150,000 in expenses during the next 12 months of operations.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $5,749 and $4,570 as of September 30, 2013 and December 31, 2012, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of September 30, 2013, no impairment was recorded.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2013, the Company issued 245,184 shares of the Company’s common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $24,518.

On July 21, 2013, the Company issued 100,000 shares of the Company’s common stock to a third party for cash proceeds of $10,000.

On September 30, 2013, the Company issued 223,401 shares of the Company’s common stock to this related party entity in full reimbursement for the advances and payments made and on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $22,340.

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

Employment Agreement

There is no employment agreement between the Company and Mr. Freni or Ms. Pruteanu.

Item 6. Exhibits

Exhibits
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERSTORM CAPITAL CORP.
Date: November 15, 2013
	By:	Michel Freni
Michel Freni
Chief Executive Officer and Chief Financial Officer
(Duly Authorized, Principal Executive
Officer and Principal Financial Officer)

