Form 10-K
period 2013-12-31
POWERSTORM CAPITAL CORP
filed 2014-04-15
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184363

For the transition period from ___________ to ___________

POWERSTORM CAPITAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	45-3733512
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

31244 Palos Verdes Dr W, Ste 245 Rancho Palos Verdes, CA	90275-5370
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-424-327-2991

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value, $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of  Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by  reference  in Part III of this  Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”   and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As of April 15, 2014, there were 20,156,381 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Powerstorm Capital Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

Cautionary Statement

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

As used in this Report, references to “Powerstorm,” “Company,” the “Registrant,” “we,” “our” or “us” refer to Powerstorm Capital Corp., including its subsidiaries, unless the context otherwise indicates.

PART I

Item 1.	Business

Corporate History and Background

Powerstorm Capital Corp., a Delaware corporation (“we”, “Powerstorm” or the “Company”) was formed on October 10, 2011. The Company intends to provide equipment and services for the emerging telecommunication infrastructure industry, particularly in energy storage and management, base stations, telecommunication towers and related equipment.

Our founders formed Powerstorm to pursue opportunities they had identified related to growth and technology shifts in the industry.

We are a development stage company, and to date, our development efforts have been focused primarily on planning and development of our business model. To date we have limited operating history for investors to evaluate the potential of our business. As such, we have not yet built our customer base or fully defined our market position. We do not currently have any written or oral commitments to provide products services to customers In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Our Strategy

Powerstorm intends to serve the strong, growing demand for telecommunications infrastructure worldwide, and in particular in emerging markets.

Due to the continued increase in subscribers for wireless personal communication and phone services, we expect wireless carriers will need to add a significant number of cell sites to maintain the performance of their networks in the areas they currently cover and to extend service to new markets. In addition, we believe that as wireless data services, such as e-mail, internet access, and video, are deployed on a widespread basis, wireless carriers will need to augment the cell density of their existing networks throughout the emerging world. They will also need to upgrade the technology used in their networks to accommodate the need for greater coverage and bandwidth, as well as increase efficiency and reduce operating costs.

Out of five million cellular towers worldwide, three million are in emerging regions such as Africa and the Middle East. Of these, over one million are tied to unstable grids and 640,000 are off-grid. To maintain and grow this network, telecommunication operators must ensure access to energy sources, and must store, manage and deploy power efficiently and reliably. Navigant Research forecasts that revenue for off-grid base station power will grow from $1.6 billion in 2012 to more than $10.5 billion in 2020.

Presently operators in emerging areas rely principally on diesel generators as a primary energy source for cellular towers. These generators are costly to operate and maintain, rely on fossil fuels, and cause harm to the environment. As a result, the industry is looking to alternative energy sources, including solar, wind, and hydroelectric, to power mobile telecommunications over the coming decades. The ultimate goal is a “green base station,” which will likely be powered by a combination of renewable energy and fuel cell technology. We believe that this technology shift presents a compelling business opportunity.

Our founders and management team has significant experience and relationships in the mobile telecommunications industry, with geographical focus in Africa, the Middle East, Eastern Europe and Southeast Asia. Our founders’ legacy in providing replacement equipment to telecom operators has conferred an understanding of the needs and technology acquisition behavior of these operators, and has given Powerstorm a recognizable brand in this market. Accordingly, the Company believes it is well positioned to capitalize on the hybrid energy opportunity.

As part of its planning activities, Powerstorm has evaluated solutions to reduce network operating expenditures. Powerstorm has met and discussed integration of hybrid power with leading telecommunication operators, suppliers and integrators. Powerstorm identified general infrastructure deficiencies and power management gaps as opportunities to propose more compelling hybrid power solutions to meet global operators demand to reduce network costs and increase efficiencies by deploying hybrid technologies.

Powerstorm Capital plans to start by offering branded solutions that integrate equipment manufactured by existing suppliers. In the coming years, we intend to develop proprietary technology solutions that offer advantages such as increased duty cycle, reduced installation cost, superior energy efficiency, and value-added features. We intend to develop these solutions through internal research and development, as well as strategic initiatives such as mergers and acquisitions, licenses, joint ventures, and joint development arrangements, among other activities.

Our Business

Powerstorm is a development stage company for the purpose of providing hybrid energy solutions to the telecommunications industry throughout the emerging world. Industry analysts forecast that smartphone usage will grow to 8.5 billion subscribers by 2015, with emerging markets to comprise 90% of net additions. Powerstorm seeks to capitalize on the immediate market need to provide telecommunications infrastructure support and hybrid energy solutions. The goal is to offer solutions that reduce capital acquisition costs and operating expenditures; extend the solution life cycles; increase solution reliability and achieve significant environmental benefits.

Our strategy is to capitalize on the continued increase in the use of wireless communication services and the infrastructure and energy requirements necessary to deploy current and future generations of wireless communication technologies.

Competition

Regarding on-going telecommunication infrastructure services, our primarily competition comes primarily from original equipment manufacturers, distributors and secondary market dealers that provide consulting services as part of their business. Many of these competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers.

Competition to Powerstorm’s hybrid energy solutions business comes primarily from larger OEMs that provide high-end solutions for develop markets with fiscal resources to spillover into emerging markets. Their competitive advantages include brand recognition, global technical and operations personnel and access to market expansion capital. Added competition comes from systems integrators who have technical teams on the ground in many emerging markets and can provide highly competitive pricing.

Key Media Management

On October 22, 2011, we entered into a management agreement with Key Media Management, Inc. (“Key Media”) (the “Management Agreement”). Key Media’s principal is Michel J. Freni, our Chief Executive Officer and chairman of the Board of Directors. Pursuant to the Management Agreement, Key Media will provide us with advice and consulting services related to going public, management, marketing management, strategic planning, corporate organization and structure, financial matters in connection with the operation of the businesses of the Company, expansion of services, acquisitions and business opportunities, and shall review and advise the Company regarding its overall progress, needs and condition.

Employees

As of April 15, 2014, the Company has 3 employees, consisting of our President, Anamaria Pruteanu, our Chief Executive Officer, Chief Financial Officer and Chairman, Michel J. Freni, and our Vice President, Sherry Li.

Plan of Operation

During the next 12 months, we plan to build our operations and begin delivering hybrid power solutions to customers. Our principal objectives include updating the functionality of our business intelligence database, establishing sales infrastructure and management, and arranging pilot sites for our hybrid system. We anticipate delivering our first pilot orders by the end of the 2014. We also plan to define our product roadmap and conduct initial prototype product development.

The success of our business plan is based on the following assumptions:

•	The successful establishment of pilot sites for our hybrid power solution will serve as “proof of concept” and will lead to orders for broader deployment.

•	Our business intelligence database, customer relationships, market presence and brand awareness will enable us to secure pilot sites and follow-on orders, despite competition from existing integrators and OEM providers.

•	The ability continue to fund our operations and make payments on our financial obligations

There can be no assurance that these assumptions will be correct. If these assumptions prove incorrect, it will affect our ability to generate revenue and to continue our operations.

We have commenced limited operations and will require additional capital to recruit personnel to operate the business and to implement our business plan.

Over the next 12 months, our business will be generated through our management’s network of global telecommunication and cell tower operators and those of external consultants.

Operational Planning Activities

Powerstorm will operate as a hybrid power integrator as it develops its proprietary technology and implements the following:

1)	Build out US operations
2)	Refine business intelligence database;
3)	Secure initial Board of Advisors;
4)	Implement sales processes;
5)	Improve infrastructure;
6)	Finalize global marketing plan;
7)	Establish & implement product management protocol;
8)	Build pipeline of orders;
9)	Commence installation of initial test orders
10)	Define product roadmap;
11)	Achieve initial sales; and
12)	Finalize new product offerings and services.

Estimated Costs of Operations

We estimate that we will need to secure funding of approximately $1,250,000 in order to fund our operations for the next 12 months. Our budget includes $450,000 for hiring, general administration and business development, $85,000 Legal, Accounting and auditing cost, $72,000 toward travel, lodging and $400,000 in the development and deployment of test sites of our Hybrid Solutions, $85,000 for database and software development, and $75,000 for various marketing and promotion expenses.

During the next 12 months, Powerstorm will besides minimum administrative and business development staff only hires Consultants and Engineering services on project-by-project basis. At this time, Company management will not be receiving a salary and will only be compensated for their travel and other related expenses.

Item 1A.	Risk Factors

We are not required to provide this information as we are a smaller reporting company.

Item 1B.	Unresolved Staff Comments

We are not required to provide this information as we are a smaller reporting company.

Item 2.	Properties

Our corporate office is located at 31244 Palos Verdes Dr. W., Suite 245, Rancho Palos Verdes, CA 90275-5370. We have a written lease, dated October 18, 2013 for a term of 24 months with a monthly rent of $2,500 per month.

Intellectual Property

We have applied for various trademarks with the U.S. Patent and Trademark office relating to the products and services we provide or intend to provide. The application was for the mark “POWERSTORM ”, as a service mark for consulting in the field of maintenance and repair of telecommunications networks, apparatus, and instruments, in the field of voice, data and documents via telecommunication networks. The mark consists of standard characters without claim to any particular font, style, size, or color. Our trademark application was accepted by the Patent and Trademark Office on July 10, 2012, and registered for use on July 24, 2012.

Item 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may harm our business. The Company is not currently involved in any pending litigation matters, and we are not aware of any potential claims that we believe may have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol PSTO.  There has been limited trading in our common stock.

Holders

As of April 15, 2014, we had 43 shareholders of our common stock.

Authorized Capital Stock

Our authorized share capital consists of 300,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of April 15, 2014, an aggregate of 20,156,381 shares of common stock and no shares of preferred stock were issued and outstanding.

Common Stock

All outstanding shares of common stock are of the same class and have equal rights and attributes. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of blank check preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends  upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Unregistered Sales of Equity Securities

On March 22, 2013, the Company issued 137,800 shares of common stock to this related party entity as a reimbursement for the advances and payments made on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $13,780.

On June 30, 2013, the Company issued 245,180 shares of common stock to this related party entity in full reimbursement for the advances and payments made on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $24,518.

On September 30, 2013, the Company issued 223,401 shares of common stock to this related party entity in full reimbursement for the advances and payments made on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $22,340.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Health Revenue Assurance Holdings, Inc. for the fiscal years ended December 31, 2013 and 2012, should be read in conjunction with the Selected Consolidated Financial Data, the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Powerstorm provides equipment and services for the emerging telecommunication infrastructure industry, particularly in energy storage and management, base stations, telecommunication towers and related equipment.

The founders of Powerstorm Capital have worked in mobile telecommunications for the past decade. Our founders formed Powerstorm Capital to pursue opportunities they had identified related to growth and technology shifts in the industry, particularly as they relate to renew, upgrade and deploy new hybrid energy storage solutions in emerging markets.

We are a development stage company, and to date, our development efforts have been focused primarily on planning and development of our business model. To date we have limited operating history for investors to evaluate the potential of our business. As such, we have not yet built our customer base or fully defined our market position. We do not currently have any written or oral commitments to provide products services to customers. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Our Strategy

Powerstorm Capital intends to serve the strong, growing demand for telecommunications infrastructure worldwide, and in particular in emerging markets.

Due to the continued increase in subscribers for wireless personal communication and phone services, we expect wireless carriers will need to add a significant number of cell sites to maintain the performance of their networks in the areas they currently cover and to extend service to new markets. In addition, we believe that as wireless data services, such as e-mail, Internet access, and video, are deployed on a widespread basis, wireless carriers will need to augment the cell density of their existing networks throughout the emerging world. They will also need to upgrade the technology used in their networks to accommodate the need for greater coverage and bandwidth, as well as increase efficiency and reduce operating costs.

Out of five million cellular towers worldwide, three million are in emerging regions such as Africa and the Middle East. Of these, over one million are tied to unstable grids and 640,000 are off-grid. To maintain and grow this network, telecommunication operators must ensure access to energy sources, and must store, manage and deploy power efficiently and reliably. Navigant Research forecasts that revenue for off-grid base station power will grow from $1.6 billion in 2012 to more than $10.5 billion in 2020.

Presently operators in emerging areas rely principally on diesel generators as a primary energy source for cellular towers. These generators are costly to operate and maintain, rely on fossil fuels, and cause harm to the environment. As a result, the industry is looking to alternative energy sources, including solar, wind, and hydroelectric, to power mobile telecommunications over the coming decades. The ultimate goal is a “green base station,” which will likely be powered by a combination of renewable energy and fuel cell technology. We believe that this technology shift presents a compelling business opportunity.

Our founders and management team has significant experience and relationships in the mobile telecommunications industry, with geographical focus in Africa, the Middle East, Eastern Europe and Southeast Asia. Our founders’ legacy in providing replacement equipment to telecom operators has conferred an understanding of the needs and technology acquisition behavior of these operators, and has given Powerstorm a recognizable brand in this market. Accordingly, the Company believes it is well positioned to capitalize on the hybrid energy opportunity.

As part of its planning activities, Powerstorm has evaluated solutions to reduce network operating expenditures. Powerstorm has met and discussed integration of hybrid power with leading telecommunication operators, suppliers and integrators. Powerstorm identified general infrastructure deficiencies and power management gaps as opportunities to propose more compelling hybrid power solutions to meet global operators demand to reduce network costs and increase efficiencies by deploying hybrid technologies.

Powerstorm Capital plans to start by offering branded solutions that integrate equipment manufactured by existing suppliers. In the coming years, we intend to develop proprietary technology solutions that offer advantages such as increased duty cycle, reduced installation cost, superior energy efficiency, and value-added features. We intend to develop these solutions through internal research and development, as well as strategic initiatives such as mergers and acquisitions, licenses, joint ventures, and joint development arrangements, among other activities.

Powerstorm Capital has in his pipeline since the end of the GSMA show Feb 2014 a possible deal flow of more than 300 sites for 2014 but has not closed any such offering and is fiercely negotiating with the operators. The Company cant guarantee and positive outcome or give a timeline of deal closure.

Results of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	From October 10, 2011 (Inception) Through December 31, 2013
Revenues	$32,061	$-	$32,061
Total operating expenses	161,798	76,521	263,780
Other Income	270	-	270
Net loss	$(129,467)	$(76,521)	$(231,449)

For the Year Ended December 31, 2013 and 2012

Revenues

We are still in our development stage and have generated some non-recurring revenues from consulting services of $32,061 during the year ended December 31, 2013 and $0 revenues during the year ended December 31, 2012.

Operating Expenses

We incurred total operating expenses of $161,798 and $76,521 for the year ended December 31, 2013 and 2012, respectively. The increase of $85,277 over the prior year was primarily due to an increase in professional fees and filings fees in connection with the preparation and filing of the registration statement with the SEC.

Net Loss

During the year ended December 31, 2013 and 2012, we incurred a net loss of $129,467 and $76,521, respectively. The increase of $52,946 in net loss over the prior year was primarily due to an increase in professional fees and filings fees in connection with the preparation and filing of the registration statement with the SEC.

From October 20, 2011 (Inception) through December 31, 2013

Revenues

For the period from October 10, 2011 (Inception) to December 31, 2013, we generated some non-recurring revenues from consulting services of $32,061.

Operating Expenses

We incurred total operating expenses of $263,780 for the period since inception on October 10, 2011 to December 31, 2013, which consisted primarily of general and administrative expenses. For the year ended December 31, 2013 our general and administrative expenses were comprised of audit and accounting fees of $36,337, legal fees of $41,554, rent expense of $23,702, filing fees of $29,049, marketing expenses of $11,272, and other expenses totaling $18,767. The legal fees were primarily incurred in connection with the preparation and filing of the registration statement with the SEC.

Net Loss

We had a net loss of $231,449 for the period from October 10, 2011 (Inception) to December 31, 2013 due to incurred operating expenses and some non-recurring revenues.

Liquidity and Capital Resources

Our financial condition as of December 31, 2013 and December 31, 2012 is summarized as follows:

Working Capital:

	December 31, 2013	December 31, 2012
Current assets	$8,945	$3,814
Current liabilities	(76,657)	(28,424)
Working capital (deficit)	$(67,712)	$(24,610)

Cash Flows:

	Year Ended December 31,		From October 10, 2011 (Inception) through December 31,
	2013	2012	2013
Cash used in operating activities	$(89,355)	$(54,434)	$(143,789)
Cash used in investing activities	(2,690)	(7,787)	(10,477)
Cash provided by financing activities	96,029	65,780	161,809
Net increase in cash	$3,984	$3,559	$7,543

We are a development stage company and have incurred an accumulated loss of $231,449 since inception. We had a working capital deficit of $67,712 for the year ended December 31, 2013, which is not sufficient to finance over business plan for the next twelve months. Our independent auditors have issued an audit opinion for us for the financial statements ended December 31, 2013 and the period than ended, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

We have minimal operating expenses at the present time due to our limited business activities. To date, our founders have provided funding for our operations. We will, however, be required to raise additional capital over the next twelve months to meet our current administrative expenses.

We plan to secure financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, we will need to raise additional working capital through other sources.

Our resources were insufficient to effectuate our inaugural business plan dated October 10, 2011, that extended through the period ending December 31, 2013. We had expected to incur a minimum of $150,000 in operating expenses during the subsequent 12 months of operations.

We had previously indicated that we would have to raise the funds to pay for these expenses. We may have to borrow money from founders or shareholders, issue debt or equity, or enter into a strategic arrangement with a third party. There is no assurance that we will secure additional capital. There currently are no agreements, arrangements, or understandings that would enable Powerstorm to obtain funds through bank loans, lines of credit, or any other source. If we are unable to raise funds for acquisitions it will have a severe negative impact on our ability to execute our business.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $5,828 and $4,570 as of December 31, 2013 and December 31, 2012, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of December 31, 2013, no impairment was recorded.

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

Recent Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2013 and 2012	F-3

Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from October 10, 2011 (Inception) through December 31, 2013	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the period from October 10, 2011 (Inception) to December 31, 2013	F-5

Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from October 10, 2011 (Inception) through December 31, 2013	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Powerstorm Capital Corp.

(a development stage company)

El Segundo, California

We have audited the accompanying balance sheets of Powerstorm Capital Corp. (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and for the period from October 10, 2011 (inception) to December 31, 2013. Powerstorm Capital Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerstorm Capital Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Powerstorm Capital Corp. will continue as a going concern. As discussed in Note 3 to the financial statements, Powerstorm Capital Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2014

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$7,543	$3,559
Prepaid expenses	1,402	255
Total current assets	8,945	3,814

Furniture and office equipment, net	5,584	5,269
Trademarks	5,828	4,570
Other assets	2,500	1,400
TOTAL ASSETS	$22,857	$15,053

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$52,486	$14,644
Advances from related party	24,171	13,780
Total Liabilities	76,657	28,424

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 20,116,381 and 19,226,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	20,116	19,226
Additional paid-in capital	157,533	69,385
Deficit accumulated during the development stage	(231,449)	(101,982)
TOTAL STOCKHOLDERS’ DEFICIT	(53,800)	(13,371)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$22,857	$15,053

The accompanying notes are an integral part of these financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	From October 10, 2011 (Inception) to December 31, 2013

REVENUES	$32,061	$-	$32,061

OPERATING EXPENSES:
General and administrative	160,681	75,648	261,790
Depreciation expense	1,117	873	1,990
Total operating expenses	161,798	76,521	263,780

Loss from operations	(129,737)	(76,521)	(231,719)
Other income	270	-	270

NET LOSS	$(129,467)	$(76,521)	$(231,449)

Loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,653,675	18,840,861

The accompanying notes are an integral part of these financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from October 10, 2011 (Inception) through December 31, 2013

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances at October 10, 2011 (Inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued at par	-	-	15,000,000	15,000		-	15,000
Shares issued for services	-	-	25,000	25	88	-	113
Shares issued for expenses and assets	-	-	3,630,000	3,630	12,768	-	16,398
Net loss	-	-	-	-	-	(25,461)	(25,461)
Balances, December 31, 2011	-	$-	18,655,000	$18,655	$12,856	$(25,461)	$6,050

Shares issued for services	-	-	51,000	51	5,049	-	5,100
Shares issued for cash	-	-	100,000	100	9,900	-	10,000
Shares issued to pay for the related party advances	-	-	420,000	420	41,580	-	42,000
Net loss	-	-	-	-	-	(76,521)	(76,521)
Balances, December 31, 2012	-	$-	19,226,000	$19,226	$69,385	$(101,982)	$(13,371)
Shares issued for services	-	-	34,000	34	3,366	-	3,400
Shares issued for cash	-	-	250,000	250	24,750	-	25,000
Shares issued to pay for related party advances	-	-	606,381	606	60,032	-	60,638
Net loss	-	-	-	-	-	(129,467)	(129,467)
Balances, December 31, 2013	$-	$-	20,116,381	$20,116	$157,533	$(231,449)	$(53,800)

The accompanying notes are an integral part of these financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

	Year ended December 31, 2013	Year ended December 31, 2012	From October 10, 2011 (Inception) through December 31, 2013
Cash flows from operating activities
Net loss	$(129,467)	$(76,521)	$(231,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,400	7,900	26,413
Shares issued for expenses incurred	-	-	9,273
Depreciation expense	1,117	873	1,990
Changes in operating assets and liabilities:
Prepaid expenses	(2,247)	(255)	(2,502)
Accounts payable	37,842	13,569	52,486
Net cash used in operating activities	(89,355)	(54,434)	(143,789)

Cash flow from investing activities:
Purchase of furniture and office equipment	(1,432)	(6,142)	(7,574)
Acquisition of trademarks	(1,258)	(1,645)	(2,903)
Net cash used in investing activities	(2,690)	(7,787)	(10,477)

Cash flows from financing activities:
Issuance of common stock for cash	25,000	10,000	35,000
Advances from related party	71,029	55,780	126,809
Net cash provided by financing activities	96,029	65,780	161,809

Net change in cash and cash equivalents	3,984	3,559	7,543
Cash and cash equivalents - beginning of period	3,559	-	-
Cash and cash equivalents - end of period	$7,543	$3,559	$7,543

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid expenses	$-	$-	$2,800
Shares issued for capitalized trademarks	$-	$-	$2,925
Shares issued for other assets	$-	$-	$1,400
Shares issued to repay related party advances	$60,638	$42,000	$102,638

The accompanying notes are an integral part of these financial statements.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $5,828 and $4,570 as of December 31, 2013 and December 31, 2012, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of December 31, 2013, no impairment was recorded.

Furniture and Office Equipment

Furniture and office equipment is stated at cost and depreciated using the straight-line method over 7 years, the estimated life of the asset. Computers and software developed or obtained for internal use are depreciated using the straight-line method over the estimated useful life of 5 years. Repairs and maintenance are charged to expense as incurred.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of December 31, 2013 and 2012.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has incurred an accumulated loss of $231,449 since inception. The Company has negative working capital of $67,712 and will require additional funds to finance its business plan for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

NOTE 4 – FURNITURE AND OFFICE EQUIPMENT, NET

	December 31, 2013	December 31, 2012
Furniture and equipment	$5,391	$4,830
Computers and software	2,183	1,312
Less: accumulated depreciation	(1,990)	(873)
Furniture and office equipment, net	$5,584	$5,269

During the years ended December 31, 2013 and 2012, the Company recorded depreciation expense of $1,117 and $873, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

From October 10, 2011 (inception) through December 31, 2013, a related party entity advanced to the Company and made payments to several of the Company’s vendors on behalf of the Company for a total of $126,809. The Company’s President and Chairman of the Board of Directors serves as the president of this related party entity. The advances are due on demand and bear no interest.

On October 15, 2012, the Company issued 420,000 shares of common stock to this related party entity as reimbursement for the advances and payments made on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $42,000.

On March 22, 2013, the Company issued 137,800 shares of common stock to this related party entity as reimbursement for the advances and payments made on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $13,780.

On June 30, 2013, the Company issued 245,180 shares of common stock to this related party entity in full reimbursement for the advances and payments made on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $24,518.

On September 30, 2013, the Company issued 223,401 shares of common stock to this related party entity in full reimbursement for the advances and payments made on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $22,340.

As of December 31, 2013 and December 31, 2012, the Company owed to this related party entity $24,171 and $13,780, respectively.

From October 10, 2011 (inception) through December 31, 2012, a related party entity advanced to the Company and made payments to several of the Company’s vendors on behalf of the Company for a total of $72,178. The Company’s President and Chairman of the Board of Directors serves as the president of this related party entity. The advances are due on demand and bear no interest.

NOTE 6 – INCOME TAXES

No provision for federal income taxes has been recognized for the period from October 10, 2011 (inception) to December 31, 2013, as the Company incurred a net operating loss for income tax.

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2031, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the period from October 10, 2011 (inception) to December 31, 2013, the Company had operating losses of $211,236. The statutory tax rate for fiscal years 2013 and 2012 is 34%.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax asset
Operating loss carry forwards	$73,933	$28,619
Less: valuation allowance	(73,933)	(28,619)
Net deferred tax asset	$-	$-

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes To Financial Statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On December 13, 2011, the Company entered into a lease agreement with a third party to rent office premises. The lease commencement date was January 1, 2012. The lease term ends on December 31, 2013, with an option to extend the term for two years. The Company terminated the lease on December 31, 2013.

On October 18, 2013, the Company entered into a new lease agreement with a third party to rent office premises. The lease commencement date is November 1, 2013 and ends on December 31, 2016. Per the terms of lease agreement, the schedule of monthly minimum rent is $2,500 and the Company moved into the office on November 1, 2013.

Rent expense was $23,702 and $16,934 for the years ended December 31, 2013 and 2012, respectively.

NOTE 8 – EQUITY

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes with 300,000,000 shares designated as common stock at $0.001 par value and 5,000,000 shares designated as preferred stock at $0.01 par value.

During the year ended December 31, 2013, the Company issued:

-	On March 22, 2013 - 137,800 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $13,780.

-	On May 2, 2013 - 50,000 shares of common stock to a third party for cash proceeds of $5,000.

-	On May 17, 2013 - 100,000 shares of common stock to a third party for cash proceeds of $10,000.

-	On June 30, 2013 - 245,180 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $24,518.

-	On July 21, 2013 - 100,000 shares of common stock to a third party for cash proceeds of $10,000.

-	On September 30, 2013 – 223,401 shares of common stock to related party entities for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement of $22,340.

-	On December 31, 2013 – 34,000 shares of common stock to various third party providers for consulting and marketing services received. These shares were valued at the fair value of the service rendered of $3,400.

During the period from October 10, 2011 (inception) through December 31, 2012, the Company issued:

-	51,000 shares of common stock to third-party providers for legal and consulting services received. These shares were valued at their grant date fair value of $5,100.

-	100,000 shares of common stock to third-party investors for cash proceeds of $10,000.

-	420,000 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $42,000.

-	15,000,000 shares of common stock to its founders at par value of $0.001 per share.

-	25,000 shares of common stock to one of its executive officers and a third party vendor for services provided to the Company. These shares were recorded at their fair value of $113.

-	3,630,000 shares of common stock to Key Media Management for payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $16,398.

Note 9 – Subsequent Event

On October 15, 2013, the Board of Directors of the Company authorized a 2013 Equity Incentive Plan (the “2013 Plan”) covering 7,500,000 shares of the Company’s Common Stock, par value $0.01 per share. The purpose of the 2013 Plan is to enable Powerstorm to offer to its employees, officers, directors and consultants, whose past, present and/or potential contributions to the Company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in the Company.

The 2013 Plan has been submitted for approval to a majority of shareholders of the Company. No awards have been granted under the 2013 Plan as of the date of this Annual Report.

During the first quarter of 2014, 40,000 shares of common stock to various Board of Advisors for consulting service. These shares were valued at the fair value of the service rendered of $4,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer  and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined and concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;
2)	inadequate segregation of duties consistent with control objectives;
3)	ineffective controls over period end financial disclosure and reporting processes; and
4)	lack of accounting personnel with adequate experience and training.

As of the date of this Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, positions and dates of appointment of our directors and executive officers.

Name	Age	Position	Date Appointed
Anamaria Pruteanu	47	President	October 10, 2011
Michel J. Freni	62	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	October 10, 2011
Sherry Li	46	Vice President and Director	October 10, 2011

The business background and descriptions of the newly appointed directors and officers are as follows:

Anamaria Pruteanu, President

Ms. Pruteanu holds a Bachelor of Science in Economics from the University of Utah and a Global Executive MBA from the Georgetown University McDonough School of Business. As CEO, she is responsible for spearheading and managing the growth of Powerstorm. She has an entrepreneurial and innovative management style, a strong vision for growth and profitability, and great intuition for identifying trends and new markets. Since 2008, Ms. Pruteanu has served as the Chief Executive Officer of Telco Dynamics, Brasov RO. she oversees various aspects of the telecommunication business including product acquisition, sales, marketing, new business development, public relations, logistics, engineering, operations, human resources, finance, and inventory control. Prior to 2008, Ms. Pruteanu ad worked for ERS Communications in Marina del Ray, California

Anamaria has over a decade of experience as a senior executive in the global telecommunications infrastructure industry involved in sales, marketing, and strategic dealings. She understands global telecom, both in the Western world and emerging markets, and is adept at navigating regulatory and licensing requirements worldwide. Anamaria has significant experience in supporting the deployment and maintenance of network infrastructure in a variety of markets, and she has negotiated transactions with multinational entities and governmental authorities. Powerstorm benefits greatly from her business network, which stretches across multiple continents.

Anamaria is fluent in English, Spanish, French, Italian, and Romanian, and has a good understanding of other European languages. She is accustomed to working in and managing multi-cultural and multi-lingual environments.

On a personal level, Anamaria actively supports Blue Heron Foundation, an organization dedicated to improving the quality of life of Romania’s orphaned and abandoned children.

Michel J. Freni, Chairman of the Board of Directors, Chief Executive Officer, and Chief Financial Officer

Mr. Freni holds a Bachelor of Marketing (NIMA) from ISW Amsterdam. In addition to his position at Powerstorm, he currently serves as President and chairman of the Board of BoardPower Inc. since 2009, and is a Founder and Chairman of the Board of AmKoDiA (American Korean Digital Avenue), a privately held entrepreneurial start-up fund. Since 1994, he has been the President and Chairman of KeyMedia Management, Inc.; a Hong Kong based consulting company. He is an innovative corporate development specialist and strategic architect and investor with more than 20 years of proven success in a variety of global markets and industries, including consumer electronics, media, entertainment, and telecom. He serves several start-up and mid-sized companies as an advisor or board member, including his position as a director of Commodore International (CDRL), a public company, from 2005 through 2006 and chairman of the board of BoardPower, Inc. since 2009.

BoardPower, Mr. Freni’s latest endeavor, is an advisory firm that serves as the external thinking partner for CEOs and other executives. As President, Mr. Freni counsels CEOs by exploring sensitive issues in a confidential setting, asking questions in a spirit of curiosity and openness, and providing practical suggestions based on real-world corporate experience.

Previously, Mr. Freni was Chairman of the Board of Commodore International, a consumer electronics company. During his tenure, Commodore successfully raised $25 million in a PIPE offering; merged two Dutch companies in a cross-border reorganization, emerging as an OTC-listed company; and increased market share by 100%.

Mr. Freni currently lives and works in the United States. He is fluent in English, Dutch, and German.

Sherry Li, Director and Vice President, Global Marketing and New Product Development

Ms. Li holds a Master’s in Marketing Communications from the University of Wisconsin-Madison, and a BA in Journalism with a minor in Business Administration from National Chengchi University in Taiwan. She is responsible for leading the effort to drive brand growth and equity through strategic global marketing initiatives as well as by identifying new market opportunities, driving product development, increasing brand profitability and developing an overall growth strategy for the company. Throughout her career of over 20 years, Ms. Li has played an integral role in the marketing and growth strategies of several successful technology companies. From 2005 through 2007 she worked as the manager of mobile entertainment for Sony Pictures Entertainment. Prior to her work with Sony, she was the business account manager for Verizon Wireless from 2003 to 2005. In the past five years she has served as an independent contractor for all aspects of worldwide marketing within the telecom infrastructure industries and as an independent contractor for Powerstorm since 2007.

Family Relationships

During the fiscal year ended December 31, 2013, our president, Anamaria Pruteanu, was married to our Chief Financial, Chief Financial Officer and Director, Michel J. Freni. Ms Pruteanu and Mr. Freni are no longer married as of the date of this Report.

Corporate Governance

The Board has not adopted Corporate Governance Principles. Currently, the Company’s Chief Executive Officer also holds the position of Chairman of the Board of Directors.  In the future, however, the Board may reconsider whether its Chief Executive Officer should also serve as Board Chairman.

Audit Committee and Financial Expert

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors.

Compensation Committee and Nominating Committee

We currently do not have a compensation committee or a nominating committee. Determining compensation for our officers and directors is done by our board of directors. Nominations for election to our board of directors may be made by the board of directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Nevada law.

Code of Ethics

We have adopted a Code of Ethics that applies to directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Board of Directors

Our directors shall be elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director shall hold such office until his successor is elected and qualified or until his earlier resignation or removal. Any vacancy occurring on the board of directors and any directorship to be filled by reason of an increase in the board of directors may be filled by the affirmative vote of a majority of the remaining directors, although less than a quorum, or by a sole remaining director. Such newly elected director shall hold such office until his successor is elected and qualified or until his earlier resignation or removal.

Any officer elected or appointed by the board of directors may be removed at any time by the board of directors. Any officer appointed by the chairman may be removed at any time by the board of directors or the chairman. Any officer may resign at any time by giving written notice of his resignation to the chairman or to the secretary. Any vacancy occurring in any office of chairman of the board, president, vice president, secretary or treasurer shall be filled by the board of directors. Any vacancy occurring in any other office may be filled by the chairman.

Board of Advisors

In 2013, Powestorm established a Board of Advisors to provide guidance to management regarding market and technology trends, product planning, market development, public relations and other business matters. The Board of Advisors is purely advisory and does not have any responsibilities or rights related to management of the Company. Powerstorm’s Board of Advisors is appointed on an ad hoc basis at the discretion of the Chief Executive Officer. Each appointment lasts a one (1) year term (“Initial Term”) for which advisors shall receive compensation of 10,000 shares of stock to vest upon completion of the Initial Term.

Andy Booth	46	Member of the Board of Advisors	December 5, 2013
Eric Golden	45	Member of the Board of Advisors	January 14, 2014
Ann Marie Sastry	46	Member of the Board of Advisors	February 20, 2014
Emad Farid	49	Member of the Board of Advisors	March 24, 2014

Andy Booth, 46, Member of the Board of Advisors

Andy Booth is Chief Technology Officer with New York Stock Exchange’s Euronext USA futures and options exchange. He brings over 30 years international C-level technical and executive experience. Past experience includes over a decade each at British Telecom, where he rolled out on-going IT solutions for the company; and, earlier 12 years at IBM. Andy has worked throughout Europe, North America and Asia. Andy is a globally recognized strategist and technical implementer who now brings his wealth of experience and goodwill to Powerstorm as an advisor.

Eric W. Golden, 45, Member of the Board of Advisors

Eric Golden has served in senior executive roles in a range of ventures from startups to multi-billion-dollar holding companies. From 2006 to 2013, Eric was the founder and CEO of Equipois Inc., a startup that pioneered a unique exoskeletal arm technology for manufacturing, military, medical and other industries. Equipois received a 2011 Wall Street Journal Technology Innovation Award and was named the Most Innovative Company, North America by the 2010 International “Stevie” Awards, among other honors. Mr. Golden also founded Imagility Inc., a venture dedicated to acquiring and growing innovative technologies. He served as CEO of Imagility and two of its operating companies, Luminys Systems Corp. and Actua Systems Inc. Before these ventures, Mr. Golden was the Executive Vice President and General Counsel of Panavision Inc.; Senior Vice President and General Counsel of the Washington Redskins; and Vice President and Special Counsel to the Chairman for MacAndrews & Forbes Holdings, Inc. He received a J.D. from Harvard Law School and a B.A. from Brown University.

Ann Marie Sastry, 46, Member of the Board of Advisors

Dr. Ann Marie Sastry brings over 25 years technical and leadership experience as an educator, inventor and entrepreneur. Through her work at the University of Michigan, National Laboratories and Sakti3, in 2012 Dr. Sastry earned recognition by MIT’s Technology Review Magazine as one of the Top 50 Most Innovative Companies; and among the World’s Top 10 in the energy category in 2011. Prior to leading Sakti3, Dr. Sastry was the Arthur F. Thurnau Professor of Engineering at the University of Michigan. Tenured and promoted early, she founded and led two research centers in batteries and bioscience, and a global graduate program in energy systems engineering. Her laboratory originated the technical work that underpins the Sakti technology, which enjoyed continuous funding for nearly 20 years. Dr. Sastry also led work sponsored by public and corporate sources including General Motors, the U.S. Army, Ford Motor Corporation and several others. She has received numerous awards for her work dating back to the 1990s. She holds a Ph.D. and M.S. from Cornell University and a B.S. from the University of Delaware, all in Mechanical Engineering.

Emad Farid, 49, Member of the Board of Advisors

Emad Farid is Chief Executive Officer of Nile Sugar Company and serves on the Board of Director of Global Telecom. In addition to being CEO of Nile Sugar Company and a long standing Board Member of Global Telecom (formally Orascom Telecom), Mr. Farid business accomplishments include a pivotal role in the growth of Orascom Telecom from a mid-sized regional mobile telecom operator with a market capitalization of USD 200MM in 2001 to a worldwide global operator that ultimately merged with Vimpelcom to create the world's 6th largest telecommunications carrier in 2011. Emad oversaw the successful turnaround of WIND Italy Company to one of the best performing mobile, fixed line and broadband integrated operators in Europe within a record time span of 3 years and he led the start-up and launch/re-launch of a number of Orascom Telecom operations including Libertis (Congo Brazzaville), Chad Mobile, Mobilink (Pakistan), Syriatel (Syria), Sabafone (Yemen), Tunisiana (Tunisia), Banglalink (Bangladesh), Iraqna (Iraq), Koryolink (North Korea) among others.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.	Executive Compensation

Name and Principal		Salary	Compensation	Total
Position	Year	($)	($)	($)
Anamaria Pruteanu	2013	-	-	-
President	2012	-	-	-

Michel J. Freni	2013	-	-	-
Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	2012	-	-	-

Sherry Li	2013	-	-	-
Vice President and Director	2012	-	-	-

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2013, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Board of Advisor Compensation

In consideration of their services, Members of the Board of Advisors shall be issued 10,000 shares of the Company’s common stock upon the completion of a one year term, commencing on January 1, 2014 and terminating on December 31, 2014.

Equity Compensation Plan Information

On October 15, 2013, the Board of Directors and majority of the shareholders of the Company authorized a 2013 Equity Incentive Plan (the “2013 Plan”) covering 7,500,000 shares of the Company’s Common Stock. The purpose of the 2013 Plan is to enable Powerstorm to offer to its employees, officers, directors and consultants, whose past, present and/or potential contributions to the Company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in the Company.

The 2013 Plan is administered by our Board of Directors or one or more designated committees. Plan awards may either be:

•	Options (ISOs),

•	Stock Awards (SAs),

•	Stock Appreciation Right (SARs), or

•	Cash Awards (CAs).

Any option granted under the 2014 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors, or the designated administrative committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.

Any SAR granted under the 2013 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant. The 2013 Plan further provides that the terms, number, and expiration of all SARs shall be determined by the 2013 Plan’s administrator, in its sole discretion.

The Company, during the term of the 2013 Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

No awards have been granted under the 2013 Plan as of the date of this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of the date of this Annual Report with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated:

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership		Percent of Common Stock (2)
Anamaria Pruteanu	7,500,000		37.35%

Michel J. Freni (3)	11,550,000		57.5%

Sherry Li	15,000	(4)	*

All directors and executive officers as a group	19,065,000		94.94%

Beneficial Owner and 5% Shareholder
Key Media Management(5)	4,050,000		20.17%

* denotes less than 1% ownership.

(1) Unless otherwise noted, the address of each beneficial owner is c/o Powerstorm Capital Corp. 31244 Palos Verdes Dr W, Ste 245, Rancho Palos Verdes, CA 90275-5370.

(2) Based on 20,156,381 shares of common stock issued and outstanding as of April 15, 2014 . Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) Includes 7,500,000 shares of Common Stock held by Mr. Freni, and 4,050,000 shares of Common Stock held by Key Media Management, a related entity for which Mr. Freni has sole voting and investment control over the shares.

(4) Issued to Sherry Li on November 11, 2013 as a signing bonus for joining the Company.

(4) Key Media Management’s principal is Michel J. Freni, who has sole voting and investment control over the shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Related Party Transactions

From October 10, 2011 (inception) through December 31, 2013, a related party entity advanced to the Company and made payments to several of the Company’s vendors on behalf of the Company for a total of $126,809. The Company’s President and Chairman of the Board of Directors serves as the president of this related party entity. The advances are due on demand and bear no interest.

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

On June 30, 2013, the Company issued 245,180 shares of common stock to this related party entity in full reimbursement for the advances and payments made and on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $24,518.

On September 30, 2013, the Company issued 223,401 shares of common stock to this related party entity in full reimbursement for the advances and payments made and on behalf of the Company. The shares were valued at the fair value of the expense reimbursement of $22,340.

As of December 31, 2013 and December 31, 2012, the Company owed to this related party entity $24,171 and $13,780, respectively.

From October 10, 2011 (inception) through December 31, 2012, a related party entity advanced to the Company and made payments to several of the Company’s vendors on behalf of the Company for a total of $72,178. The Company’s President and Chairman of the Board of Directors serves as the president of this related party entity. The advances are due on demand and bear no interest.

Director Independence

We currently have no independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Item 14.	Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal year ended December 31, 2013, we were billed approximately $15,200 for professional services rendered for the audit of our financial statements.

Tax Fees

The Company did not incur any tax fees related to services rendered for tax compliance, tax advice, or tax planning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1 (1)	Articles of Incorporation
3.2 (1)	By-Laws
10.1 (1)	Management Agreement by and between Powerstorm Capital Corp. and Key Media Management, Inc., dated October 22, 2011.
10.2	Lease Agreement.
10.3 (2)	Form of 2013 Equity Incentive Plan
14.1 (1)	Code of Ethics
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.
(2)	Filed with the Securities and Exchange Commission on April 2, 2014 as an exhibit to the Company’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSTORM CAPITAL CORP.

Date: April 15, 2014	By:	/s/ Michel Freni
Michel Freni
Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michel Freni	Chief Executive Officer, Chief Financial Officer,	April 15, 2014
Michel Freni	Chairman of the Board of Directors

/s/ Anamaria Pruteanu	President	April 15, 2014
Anamaria Pruteanu

/s/ Sherry Li	Vice President, Director	April 15, 2014
Sherry Li

