Form 10-Q
period 2014-03-31
POWERSTORM CAPITAL CORP
filed 2014-05-20
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-184363

POWERSTORM CAPITAL CORP.

(Name of registrant as specified in its charter)

DELAWARE	45-3733512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31244 Palos Verdes Dr W, Ste 245

Rancho Palos Verdes, CA 90275-5370

(Address of principal executive offices) (Zip Code)

1-424-327-2991

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☐

As of May 14, 2014, there were 20,892,901  shares of common stock issued and outstanding.

1

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

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	F-2

Statements of Operations for the three months ended March 31, 2014 and 2013, and for the period from October 10, 2011 (Inception) through March 31, 2014 (Unaudited)	F-3

Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and for the period from October 10, 2011 (Inception) through March 31, 2014 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$5,252	$7,543
Prepaid expenses	1,516	1,402
Total current assets	6,768	8,945

Furniture and office equipment, net	5,274	5,584
Trademarks	6,733	5,828
Other assets	2,500	2,500
TOTAL ASSETS	$21,275	$22,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$41,207	$52,486
Advances from related party	-	24,171
Total Liabilities	41,207	76,657

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 20,852,901 and 20,116,381 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	20,853	20,116
Additional paid-in capital	236,048	157,533
Deficit accumulated during the development stage	(276,833)	(231,449)
TOTAL STOCKHOLDERS’ DEFICIT	(19,932)	(53,800)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$21,275	$22,857

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	From October 10, 2011 (Inception) to March 31, 2014

REVENUES	$12,850	$2,200	$44,911

OPERATING EXPENSES:
General and administrative	71,949	27,857	333,739
Depreciation expense	310	249	2,300
Total operating expenses	72,259	28,106	336,039

Loss from operations	(59,409)	(25,906)	(291,128)

Gain on settlement of accounts payable	14,025	-	14,025
Other income	-	270	270

NET LOSS	$(45,384)	$(25,636)	$(276,833)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,124,569	19,241,311

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	From October 10, 2011 (Inception) through March 31, 2014
Cash flows from operating activities
Net loss	$(45,384)	$(25,636)	$(276,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	600	-	27,013
Shares issued for expenses incurred	-	-	9,273
Gain on settlement of accounts payable	(14,025)	-	(14,025)
Depreciation expense	310	249	2,300
Changes in operating assets and liabilities:
Prepaid expenses	(114)	(849)	(2,616)
Accounts payable	2,746	9,992	55,232
Net cash used in operating activities	(55,867)	(16,244)	(199,656)

Cash flow from investing activities:
Purchase of furniture and office equipment	-	(871)	(7,574)
Acquisition of trademarks	(905)	(629)	(3,808)
Net cash used in investing activities	(905)	(1,500)	(11,382)

Cash flows from financing activities:
Issuance of common stock for cash	-	-	35,000
Advances from related party	54,481	16,033	181,290
Net cash provided by financing activities	54,481	16,033	216,290

Net change in cash and cash equivalents	(2,291)	(1,711)	5,252
Cash and cash equivalents - beginning of period	7,543	3,559	-
Cash and cash equivalents - end of period	$5,252	$1,848	$5,252

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for prepaid expenses	$-	$-	$2,800
Shares issued for capitalized trademarks	$-	$-	$2,925
Shares issued for other assets	$-	$-	$1,400
Shares issued to repay related party advances	$73,652	$13,780	$176,290
Additional paid-in capital contribution by shareholder to pay accounts payable on behalf of the Company	$5,000	$-	$5,000

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(Unaudited)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS OPERATIONS

Powerstorm Capital Corp. (the “Company”) is a development stage company incorporated in Delaware on October 10, 2011 and is located in Rancho Palos Verdes, California. The Company was formed solely for the purpose of identifying and entering into business acquisitions within the telecommunications infrastructure space. To date, the Company has not entered into any discussions or negotiations with any companies it would intend to acquire. The Company’s management intends to focus on targets located primarily in Asia, South America, and Western and Eastern Europe, as it believes that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential for capital appreciation stemming from the economic growth in such emerging markets.

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

The accompanying unaudited interim financial statements as of March 31, 2014, for the three months ended March 31, 2014 and 2013 and for the period from October 10, 2011 (inception) through March 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on the same basis as the annual audited financial statements. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2013 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto for the period from October 10, 2011 (inception) to December 31, 2013 included in 10-K filed with SEC on April 15, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $6,733 and $5,828 as of March 31, 2014 and December 31, 2013, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2014, no impairment was recorded.

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

Revenues Recognition

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of March 31, 2014 and December 31, 2013.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

New Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has incurred an accumulated loss of $276,233 since inception. The Company has negative working capital of $34,439 and will require additional funds to finance its business plan for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FURNITURE AND OFFICE EQUIPMENT, NET

	March 31, 2014	December 31, 2013
Furniture and equipment	$5,391	$5,391
Computers and software	2,183	2,183
Less: accumulated depreciation	(2,300)	(1,990)
Furniture and office equipment, net	$5,274	$5,584

During the three months ended March 31, 2014 and 2013, the Company recorded depreciation expense of $310 and $249, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

From October 10, 2011 (inception) through March 31, 2014, a related party entity advanced to the Company and made payments to several of the Company’s vendors on behalf of the Company for a total of $181,290. The Company’s President and Chairman of the Board of Directors serves as the president of this related party entity. The advances are due on demand and bear no interest.

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

On March 31, 2014, the Company issued 736,520 shares of common stock to this related party entity in full reimbursement for the advances and payments made on behalf of the Company of $73,652. The shares were valued at the fair value of $0.1 per share.

As of March 31, 2014 and December 31, 2013, the Company owed to this related party entity $0 and $24,171, respectively.

NOTE 6 – EQUITY

Common shares

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes with 300,000,000 shares designated as common stock at $0.001 par value and 5,000,000 shares designated as preferred stock at $0.01 par value.

During the three months ended March 31, 2014, the Company issued:

-

736,520 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company of $73,652. These shares were valued at the fair value of $0.01 per share.

During the period from October 10, 2011 (inception) through December 31, 2013, the Company issued:

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

Stock-based compensation expense

During the three months ended March 31, 2014, the Company appointed 5 new members to its board of advisors, and promised to issue 10,000 shares to each advisor upon completion of their one year term. As of March 31, 2014, the Company has not issued a share to the board of advisors. The Company recorded Share-based compensation and additional paid-in capital related to the shares of $600.

NOTE 7 – GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

In 2014, the Company and one of its vendors reached a settlement on an outstanding accounts payable. The Company’s vendor forgave a $14,025 accounts receivable on the previous services provided and the Company recorded a gain on settlement of accounts payable of $14,025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Powerstorm Capital Corp. (“Powerstorm”, the “Company”, “we”, and “our”) for the three month period ended March 31, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the period ended December 31, 2013 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Powerstorm provides equipment and services for the emerging telecommunication infrastructure industry, particularly in energy storage and management, base stations, telecommunication towers and related equipment.

The founders of Powerstorm have worked in mobile telecommunications for the past decade. Our founders formed Powerstorm to pursue opportunities they had identified related to growth and technology shifts in the industry, particularly as they relate to renew, upgrade and deploy new hybrid energy storage solutions in emerging markets.

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

Powerstorm plans to start by offering branded solutions that integrate equipment manufactured by existing suppliers. In the coming years, we intend to develop proprietary technology solutions that offer advantages such as increased duty cycle, reduced installation cost, superior energy efficiency, and value-added features. We intend to develop these solutions through internal research and development, as well as strategic initiatives such as mergers and acquisitions, licenses, joint ventures, and joint development arrangements, among other activities.

Powerstorm has in his pipeline since the end of the GSMA show Feb 2014 a possible deal flow of more than 300 sites for 2014 but has not closed any such offering and is fiercely negotiating with the operators. The Company can not guarantee and positive outcome or give a timeline of deal closure.

Results of Operations

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	From October 10, 2011 (Inception) Through March 31, 2014
Revenues	$12,850	$2,200	$44,911
Total operating expenses	72,259	28,106	336,039
Gain on settlement of accounts payable	14,025	-	14,025
Other Income	-	270	270
Net loss	$(45,384)	$(25,636)	$(276,833)

For the three months ended March 31, 2014 and 2013

Revenues

We are still in our development stage and have generated some non-recurring revenues from consulting services of $12,850 during the three months ended March 31, 2014 and $2,200 revenues during the three months ended March 31, 2013. The increase of $10,650 over the prior year was primarily because we provided more consulting services provided.

Operating Expenses

We incurred total operating expenses of $72,259 and $28,106 for the three months ended March 31, 2014 and 2013, respectively. The increase of $44,153 over the prior year was primarily due to an increase in professional fees and filings fees in connection with the preparation and filing of the registration statement with the Securities and Exchange Commission (the “SEC”).

Net Loss

During the three months ended March 31, 2014 and 2013, we incurred a net loss of $45,384 and $25,636, respectively. The increase of $19,748 in net loss over the prior same quarter was primarily due to an increase in consulting fees in connection with the business development.

From October 20, 2011 (Inception) through March 31, 2014

Revenues

For the period from October 10, 2011 (Inception) to March 31, 2014, we generated some non-recurring revenues from consulting services of $44,911.

Operating Expenses

We incurred total operating expenses of $336,039 for the period since inception on October 10, 2011 to March 31, 2014, which consisted primarily of general and administrative expenses. For the three months ended March 31, 2014 our general and administrative expenses were comprised of audit and accounting fees of $5,689, legal fees of $4,044, consulting fee of $37,573, rent expense of $7,500, filing fees of $936, marketing expenses of $3,266, and other expenses totaling $12,941. The legal fees were primarily incurred in connection with the preparation and filing the registration statement with the SEC. The increase in consulting fees was primary incurred in connection with the business development.

Net Loss

We had a net loss of $276,833 for the period from October 10, 2011 (Inception) to March 31, 2014 due to incurred operating expenses and some non-recurring revenues.

Liquidity and Capital Resources

Our financial condition as of March 31, 2014 and December 31, 2013 is summarized as follows:

Working Capital:

	March 31, 2014	December 31, 2013
Current assets	$6,768	$8,945
Current liabilities	(41,207)	(76,657)
Working capital (deficit)	$(34,439)	$(67,712)

Cash Flows:

	Three Months Ended March 31,		From October 10, 2011 (Inception) through March 31,
	2014	2013	2014
Cash used in operating activities	$(55,867)	$(16,244)	$(199,656)
Cash used in investing activities	(905)	(1,500)	(11,382)
Cash provided by financing activities	54,481	16,033	216,290
Net increase (decrease) in cash	$(2,291)	$(1,711)	$5,252

We are a development stage company and have incurred an accumulated loss of $276,833 since inception. We had a working capital deficit of $34,439 for the three months ended March 31, 2014, which is not sufficient to finance over business plan for the next twelve months. Our independent auditors have issued an audit opinion for us for the financial statements ended December 31, 2013 and the period then ended, which includes a statement expressing substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Our resources were insufficient to effectuate our inaugural business plan dated October 10, 2011, that extended through the period ending March 31, 2014. We had expected to incur a minimum of $150,000 in operating expenses during the subsequent 12 months of operations.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $6,733 and $5,828 as of March 31, 2014 and December 31, 2013, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2014, no impairment was recorded.

Revenues Recognition

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2013, the Company issued 34,000 shares of common stock to various third party providers for consulting and marketing services received. These shares were valued at the fair value of the service rendered of $3,400.

On March 31, 2014, the Company issued 736,520 shares of common stock to this related party entity in full reimbursement for the advances and payments made on behalf of the Company of $73,652. The shares were valued at the fair value of $0.1 per share.

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

Date: May 20, 2014

	By:	Michel Freni
Michel Freni
Chief Executive Officer and Chief Financial Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

