Form 10-Q
period 2014-06-30
POWERSTORM CAPITAL CORP
filed 2014-08-19
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☒ No ☐

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

As of August 19, 2014, there were 20,892,901 shares of common stock issued and outstanding.

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

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POWERSTORM CAPITAL CORP.

POWERSTORM CAPITAL CORP.

Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$6,293	$7,543
Prepaid expenses	999	1,402
Total current assets	7,292	8,945

Furniture and office equipment, net	4,964	5,584
Trademarks	6,733	5,828
Other assets	2,500	2,500
TOTAL ASSETS	$21,489	$22,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$47,260	$52,486
Advances from related party	46,670	24,171
Total Liabilities	93,930	76,657

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 20,852,901 and 20,116,381 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	20,853	20,116
Additional paid-in capital	244,303	157,533
Accumulated deficit	(337,597)	(231,449)
TOTAL STOCKHOLDERS’ DEFICIT	(72,441)	(53,800)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$21,489	$22,857

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

REVENUES	$13,455	$4,400	$26,305	$6,600

OPERATING EXPENSES:
General and administrative	73,909	34,540	145,858	62,397
Depreciation expense	310	281	620	530
Total operating expenses	74,219	34,821	146,478	62,927

Loss from operations	(60,764)	(30,421)	(120,173)	(56,327)

Gain on settlement of accounts payable	-	-	14,025	-
Other income	-	-	-	270

NET LOSS	$(60,764)	$(30,421)	$(106,148)	$(56,057)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,852,901	19,449,461	20,490,745	19,344,371

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities
Net loss	$(106,148)	$(56,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,855	-
Gain on settlement of accounts payable	(14,025)	-
Depreciation expense	620	530
Changes in operating assets and liabilities:
Prepaid expenses	403	(494)
Accounts payable	8,799	18,657
Net cash used in operating activities	(108,496)	(37,364)

Cash flow from investing activities:
Purchase of furniture and office equipment	-	(871)
Acquisition of trademarks	(905)	(629)
Net cash used in investing activities	(905)	(1,500)

Cash flows from financing activities:
Issuance of common stock for cash	-	15,000
Advances from related party	108,151	24,518
Net cash provided by financing activities	108,151	39,518

Net change in cash and cash equivalents	(1,250)	654
Cash and cash equivalents - beginning of period	7,543	3,559
Cash and cash equivalents - end of period	$6,293	$4,213

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued to repay related party advances	$73,652	$38,298
Additional paid-in capital contribution by shareholder to pay accounts payable on behalf of the Company	$12,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

Notes to Financial Statements

(Unaudited)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS OPERATIONS

Powerstorm Capital Corp. (the “Company”) was incorporated in Delaware on October 10, 2011 and is located in Rancho Palos Verdes, California. The Company was formed solely for the purpose of identifying and entering into business acquisitions within the telecommunications infrastructure space. To date, the Company has not entered into any discussions or negotiations with any companies it would intend to acquire. The Company’s management intends to focus on targets located primarily in Asia, South America, and Western and Eastern Europe, as it believes that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential for capital appreciation stemming from the economic growth in such emerging markets.

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

The accompanying unaudited interim financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on the same basis as the annual audited financial statements. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2013 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2013 included in 10-K filed with SEC on April 15, 2014.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $6,733 and $5,828 as of June 30, 2014 and December 31, 2013, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2014, no impairment was recorded.

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

Revenues Recognition

The Company’ revenue generated consisted of revenues from consulting and advisory services. Revenue is recognized at the time when a price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of June 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a development stage company and has incurred an accumulated loss of $337,597 since inception. The Company has negative working capital of $86,638 and will require additional funds to finance its business plan for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FURNITURE AND OFFICE EQUIPMENT, NET

	June 30, 2014	December 31, 2013
Furniture and equipment	$5,391	$5,391
Computers and software	2,183	2,183
Less: accumulated depreciation	(2,610)	(1,990)
Furniture and office equipment, net	$4,964	$5,584

During the three months ended June 30, 2014 and 2013, the Company recorded depreciation expense of $310 and $281, respectively.

During the six months ended June 30, 2014 and 2013, the Company recorded depreciation expense of $620 and $530, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As of June 30, 2014 and December 31, 2013, the Company owed to this related party entity $46,670 and $24,171, respectively.

NOTE 6 – EQUITY

Common shares

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes with 300,000,000 shares designated as common stock at $0.001 par value and 5,000,000 shares designated as preferred stock at $0.01 par value.

During the six months ended June 30, 2014, the Company issued:

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

Stock-based compensation expense

During the six months ended June 30, 2014, the Company appointed 5 new members to its board of advisors, and promised to issue 10,000 shares to each advisor upon completion of their one year term. As of June 30, 2014, the Company has not issued a share to the board of advisors. The Company recorded Share-based compensation and additional paid-in capital related to the shares of $1,855.

NOTE 7 – GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

In 2014, the Company and one of its vendors reached a settlement on an outstanding account payable. The Company’s vendor forgave $14,025 related to previous services provided and the Company recorded a gain on settlement of accounts payable of $14,025.

NOTE 8 – COMMITMENTS AND CONTIGENCIES

On May 12, 2014, the Company entered into a supply contract with a third party from Republic of Azerbaijan. In accordance with the agreement, the Company will sell the batteries and related components and provide services and the total commitment value of the agreement is 69,358 Euros (approximately $95,419 USD). 30% of the total amount above shall be paid in advance within 5 banking days from the receipt of the invoice from the Company by the third party. 60% of the total amount shall be paid within 20 banking days after completion of the delivery of the goods and receipt of the delivery documents. The remaining 10% shall be paid after completion of the installation and commissioning and signature by this third party and the Company. As of June 30, 2014, no activity has been executed and therefore no revenue is recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Powerstorm Capital Corp. (“Powerstorm”, the “Company”, “we”, and “our”) for the six month period ended June 30, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the period ended December 31, 2013 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Our Strategy

Powerstorm intends to serve the strong, growing demand for telecommunications infrastructure worldwide and in particular in emerging markets.

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

Results of Operations

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$13,455	$4,400	$26,305	$6,600
Total operating expenses	(74,219)	(34,821)	(146,478)	(62,927)
Gain on settlement of accounts payable	-	-	14,025	-
Other Income	-	-	-	270
Net loss	$(60,764)	$(30,421)	$(106,148)	$(56,057)

For the three months ended June 30, 2014 and 2013

Revenues

We generated some non-recurring revenues from consulting services of $13,455 during the three months ended June 30, 2014 and $4,400 revenues during the three months ended June 30, 2013. The increase of $9,055 over the prior year was primarily because we provided more consulting services provided.

Operating Expenses

We incurred total operating expenses of $74,219 and $34,821 for the three months ended June 30, 2014 and 2013, respectively. The increase of $39,398 over the prior year was primarily due to an increase in consulting fees and operating related expenses in connection with the business development.

Net Loss

During the three months ended June 30, 2014 and 2013, we incurred a net loss of $60,764 and $30,421, respectively. The increase of $30,343 in net loss over the prior same quarter was primarily due to an increase in consulting fees and operating related expenses in connection with the business development.

From the six months ended June 30, 2014 and 2013

Revenues

During the six months ended June 30, 2013, we have generated some non-recurring revenues from consulting services of $26,305 and $6,600 revenues during the six months ended June 30, 2013. The increase of $19,705 over the prior year was primarily because we provided more consulting services provided.

Operating Expenses

We incurred total operating expenses of $146,478 and $62,927 for the six months ended June 30, 2014 and 2013, respectively. The increase of $83,551 over the prior year was primarily due to an increase in consulting fees and operating related expenses in connection with the business development.

Net Loss

During the six months ended June 30, 2014 and 2013, we incurred a net loss of $106,148 and $56,057, respectively. The increase of $50,091 in net loss over the prior same quarter was primarily due to an increase in consulting fees and operating related expense in connection with the business development.

Liquidity and Capital Resources

Our financial condition as of June 30, 2014 and December 31, 2013 is summarized as follows:

Working Capital:

	June 30, 2014	December 31, 2013
Current assets	$7,292	$8,945
Current liabilities	(93,930)	(76,657)
Working capital (deficit)	$(86,638)	$(67,712)

Cash Flows:

	Six Months Ended June 30,
	2014	2013
Cash used in operating activities	$(108,496)	$(37,364)
Cash used in investing activities	(905)	(1,500)
Cash provided by financing activities	108,151	39,518
Net increase (decrease) in cash	$(1,250)	$654

We have incurred an accumulated loss of $337,597 since inception. We had a working capital deficit of $86,638 as of June 30, 2014, which is not sufficient to finance over business plan for the next twelve months which indicates substantial doubt as to our ability to continue as a going concern due to our limited liquidity and our lack of revenues.

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

Our resources were insufficient to effectuate our inaugural business plan dated October 10, 2011, that extended through the period ending June 30, 2014. We had expected to incur a minimum of $150,000 in operating expenses during the subsequent 12 months of operations.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $6,733 and $5,828 as of June 30, 2014 and December 31, 2013, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2014, no impairment was recorded.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2014, the Company issued 736,520 shares of common stock to this related party entity in full reimbursement for the advances and payments made on behalf of the Company of $73,652. The shares were valued at the fair value of $0.1 per share.

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

Date: August 19, 2014

	By:	Michel Freni
Michel Freni
Chief Executive Officer and Chief Financial Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

