Form 10-Q
period 2014-09-30
POWERSTORM CAPITAL CORP
filed 2014-11-14
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-184363

POWERSTORM CAPITAL CORP.

(Name of registrant as specified in its charter)

DELAWARE	45-3733512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31244 Palos Verdes Dr. W, Ste 245

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

As of November 14, 2014, there were 20,917,484 shares of common stock issued and outstanding.

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

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POWERSTORM CAPITAL CORP.

POWERSTORM CAPITAL CORP.

Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$10,329	$7,543
Accounts receivable	4,846	-
Prepaid expenses	1,655	1,402
Total current assets	16,830	8,945

Furniture and office equipment, net	4,655	5,584
Trademarks	7,612	5,828
Other assets	2,500	2,500
TOTAL ASSETS	$31,597	$22,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$34,910	$52,486
Advances from related party	19,347	24,171
TOTAL LIABILITIES	54,257	76,657

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 20,917,484 and 20,116,381 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	20,917	20,116
Additional paid-in capital	373,977	157,533
Accumulated deficit	(417,554)	(231,449)
TOTAL STOCKHOLDERS’ DEFICIT	(22,660)	(53,800)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$31,597	$22,857

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Revenues	$93,258	$15,160	$119,563	$21,760
Cost of revenues	65,756	-	65,756	-
Gross profit	27,502	15,160	53,807	21,760

Operating expenses
General and administrative	107,533	39,494	253,392	101,891
Depreciation expense	310	282	929	812
Total operating expenses	107,843	39,776	254,321	102,703

Loss from operations	(80,341)	(24,616)	(200,514)	(80,943)

Gain on settlement of accounts payable	384	-	14,409	-
Other income	-	-	-	270

Net loss	$(79,957)	$(24,616)	$(186,105)	$(80,673)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	20,853,957	19,838,586	20,614,968	19,512,340

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities
Net loss	$(186,105)	$(80,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	53,909	-
Depreciation expense	929	812
Gain on settlement of accounts payable	14,409	-
Changes in operating assets and liabilities:
Accounts receivable	(4,846)	(2,018)
Prepaid expenses	(253)	(7,770)
Accounts payable	(30,484)	17,464
Net cash used in operating activities	(152,441)	(72,185)

Cash flow from investing activities:
Purchase of furniture and office equipment	-	(871)
Acquisition of trademarks	(1,784)	(1,179)
Net cash used in investing activities	(1,784)	(2,050)

Cash flows from financing activities:
Issuance of common stock for cash	-	25,000
Payments made on trademarks	157,011	46,858
Net cash provided by financing activities	157,011	71,858

Net change in cash and cash equivalents	2,786	(2,377)
Cash and cash equivalents - beginning of period	7,543	3,559
Cash and cash equivalents - end of period	$10,329	$1,182

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued to repay advances from related party	$136,735	$60,638
Shares issued to settle accounts payable	$1,500	$-
Additional paid-in capital contribution by shareholder to pay accounts payable on behalf of the Company	$25,100	$-

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM CAPITAL CORP.

Notes to Financial Statements

(Unaudited)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS OPERATIONS

Powerstorm Capital Corp. (the “Company”) was incorporated in Delaware on October 10, 2011 and is located in Rancho Palos Verdes, California. The Company’s vision and mission is to electrify rural communities in developing countries and power the growth of global mobile communication through the development, delivery and utilization of patent pending hybrid energy storage systems.

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

The accompanying unaudited interim financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and on the same basis as the annual audited financial statements. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2013 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2013 included in 10-K filed with SEC on April 15, 2014.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2014, the Company estimated allowance of $0 for doubtful accounts.

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $7,612 and $5,828 as of September 30, 2014 and December 31, 2013, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of September 30, 2014, no impairment was recorded.

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

Revenue Recognition

The Company’s revenue generated consisted of revenues from consulting services and products sold. Revenue is recognized at the time when a price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been rendered, the products have been delivered and collectability is assured.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of September 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements

In 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is a start-up company and has incurred an accumulated loss of $417,554 since inception. The Company has negative working capital of $37,427 and will require additional funds to finance its business plan for the next twelve months. Due to the start-up nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FURNITURE AND OFFICE EQUIPMENT

	September 30, 2014	December 31, 2013
Furniture and equipment	$5,391	$5,391
Computers and software	2,183	2,183
Less: accumulated depreciation	(2,919)	(1,990)
Furniture and office equipment, net	$4,655	$5,584

During the three months ended September 30, 2014 and 2013, the Company recorded depreciation expense of $310 and $282, respectively.

During the nine months ended September 30, 2014 and 2013, the Company recorded depreciation expense of $929 and $812, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 31, 2014, the Company issued 736,520 shares of common stock to a related party, KeyMedia Management, Inc., as reimbursement for the advances and payments made on behalf of the Company of $73,652. The shares were valued at their fair value of $0.1 per share.

On September 30, 2014, the Company issued 63,083 shares of common stock to a related party, KeyMedia Management, Inc., as reimbursement of the advances and payments made on behalf of the Company of $63,083. The shares were valued at their fair value of $1 per share.

As of September 30, 2014 and December 31, 2013, the Company also had advances from KeyMedia Management, Inc. of $19,347 and $24,171, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On May 12, 2014, the Company entered into a supply contract with a third party from Republic of Azerbaijan. In accordance with the agreement, the Company will sell the batteries and related components and provide services to the third party for 69,358 Euros (approximately $95,419 USD). 30% of the total amount above shall be paid in advance within 5 banking days from the receipt of the invoice from the Company by the third party. 60% of the total amount shall be paid within 20 banking days after completion of the delivery of the goods and receipt of the delivery documents. The remaining 10% shall be paid after completion of the installation and commissioning and signature by this third party and the Company. As of September 30, 2014, no activity has been executed and therefore no revenue is recorded.

NOTE 7 – GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

During the nine months ended September 30, 2014, the Company and two of its vendors reached settlements on outstanding accounts payable. The vendors forgave $14,409 related to previous services provided and the Company recorded a gain on settlement of accounts payable of $14,409.

NOTE 8 – EQUITY

Common shares

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes, with 300,000,000 shares designated as common stock at $0.001 par value and 5,000,000 shares designated as preferred stock at $0.01 par value.

During the nine months ended September 30, 2014, the Company issued:

-

736,520 shares of common stock on March 30, 2014 to a related party for advances and payments made on behalf of the Company of $73,652. These shares were valued at their grant date fair value of $0.01 per share.

-	1,500 shares of common stock on September 8, 2014 to a third party to settle accounts payable. These shares were valued at their grant date fair value of $1 per share.

-	63,083 shares of common stock on September 30, 2014 to a related party for advances and payments made on behalf of the Company. These shares were valued at their grant date fair value of $1 per share.

Stock-based compensation expense

During the nine months ended September 30, 2014, the Company appointed five new members to its board of advisors and promised to issue 10,000 shares to each advisor upon completion of their one year term. In addition, the Company promised to issue 50,000 shares to a third party for the services rendered until Jan 1, 2015.

As of September 30, 2014, the Company has not issued any shares to the board of advisors and the third party. For the nine months ended September 30, 2014, the Company recorded share-based compensation and additional paid-in capital of $53,909.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Powerstorm Capital Corp. (“Powerstorm”, the “Company”, “we”, and “our”) for the quarter period ended September 30, 2014. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the period ended September 30, 2013 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

Powerstorm is a start-up company focused on developing and delivering innovative, power agnostic, best-in-class, green turnkey power management and energy storage solutions such as our Modular Energy Storage Solution (“MESS”) to Mobile Network Operators (MNOs) – throughout the emerging world. Access to affordable, reliable and environmentally friendly power is a key factor in global telecommunication and/or data center site operations and profitability. Powerstorm’s innovative energy storage solutions are combined with high quality service which works to reduce operators overall operating expenses and capital expenditures, ensure scalability, and help power the growth of mobile communication and electricity throughout rural communities worldwide.

Powerstorm Capital Corp. was formed in 2011 to focus exclusively on serving the need for energy storage and management solutions, and delivering power to the rural communities that need it the most, and to pursuing opportunities previously identified related to growth and technology shifts in the industry. The Company’s founders and management team have significant experience and relationships in the mobile telecommunications industry, with geographical focus in Africa, the Middle East, Eastern Europe and Southeast Asia. Having worked in mobile telecom for the past decade, the founders observed a massive need to renew, upgrade and deploy new hybrid energy storage solutions in these emerging markets.

Powerstorm key competitive advantage over its peers is its extensive sourcing knowledge and experience in the global telecommunication market arena. With deep roots in telecom industries and a strong understanding of the geographical differences within the global industries, Powerstorm an active player in the evolution of the space.

Powerstorm has been focused primarily on the planning and development of its business model, and identifying its initial target customer base. While the market is continuing to evolve, Powerstorm has been identifying its current and potential future market position, target customer base and potential long-term customer pipeline.

As of September 30, 2014, Powerstorm has limited operating history for investors to evaluate the potential of our business. As such, the Company currently has limited written or oral commitments to provide products services to customers. In addition, our sources of cash are not adequate for the next 12 months of operations. If Powerstorm is unable to raise additional cash, we will either have to suspend or cease our expansion plans entirely.

Powerstorm provides more effective and efficient green hybrid energy storage solutions such as our MESS, which includes an 8 year battery guarantee, to MNOs in emerging market nations worldwide. Powerstorm’s MESS combined with high quality service is an immediate and reliable solution that addresses massive community and telecom energy storage needs helping MNO’s to reduce overall operating expenses and fuel costs. These two often go hand in hand. By improving the combustion of diesel generators, one is able to reduce the amount and cost of fuel consumed. Solar-powered solutions for the towers also open the way to further cost reductions.

Growth in Emerging Markets

In emerging markets, telecoms operators will continue to benefit from the growth of mobile penetration and rising GDP per capita that will increase telecoms service spending in all four regions. Improved mobile connectivity will also stimulate usage of data services, but we believe that mobile voice will remain predominant because fixed infrastructure will continue to be poor. We believe Africa is poised to be the next global success story. The African mobile telecom market is anticipated to grow from a combined value of over US$60 billion in 2013 to a value in 2020 of almost US$234 billion, with a compound annual growth rate (CAGR) of 21.27%.

Mobile Tower Market

Operators across the world, especially those in developing markets, face challenges in sustaining margins with declining average return per unit (“ARPU”). Population distribution patterns in developing markets complicate the situation since access to telecom services varies significantly between urban and rural areas leaving operators in these countries to balance the cost of operations in congested and saturated urban setups with the costs of new network rollouts in other areas. In this context, tower sharing offers a compelling proposition.

Operating costs associated with the running and maintenance of tower infrastructure, like diesel generators, air-conditioning equipment, and security and site rentals, form a significant portion of operator OPEX. These costs are compounded in rural areas due to limited infrastructure facilities such as roads and a steady supply of electricity. For instance, in India the operational costs per tower have been estimated by analysts to increase by up to 20 per cent in remote inaccessible terrain.

For incumbent operators, sharing their existing tower assets helps in reducing the cost of network operations significantly. For instance, in the Middle East-Africa (“MEA”) region, it is estimated that tower sharing with a tenancy ratio of two would enable operators to achieve an annual tower OPEX reduction of 12-15 percent.

In most developing markets, incumbents continue to expand their networks to reach out to rural areas and improve coverage in dense urban pockets. Tower sharing benefits operators in achieving cost effective market coverage by helping reduce cost duplication. For example, in MEA, it has been estimated that an additional 100,000 towers would be required to extend reach in the next five years, a growth of over 50 percent from current figures. Therefore, it is believed that tower sharing could achieve potential savings of $8bn in that period.

With incremental operating costs being low, additional tenants on towers lead to very high margins. In developing markets the tenancy ratio per tower ranges between 1.1 and 1.3 compared to 2.2 -3.0 in developed markets such as the US12. Estimates indicate that a typical break-even tenancy ratio per tower site in developing markets of Asia, Middle East and Africa is 1.5.

Our Strategy

Powerstorm intends to serve the strong, growing demand for telecommunications infrastructure worldwide and in particular in emerging markets, while helping bring power to the 1.5 billion people living in energy poverty with virtually no mobile connection to the world.

Due to the continued increase in subscribers for wireless personal telecommunication services, we expect telecommunication operators and wireless carriers will need to add a significant number of cell sites to maintain the performance of their networks in the areas they currently cover, and to extend service to new markets. In addition, we believe that as wireless data services, such as e-mail, Internet access, and video, are deployed on a widespread basis, these providers will need to augment the cell density of their existing networks throughout the emerging world, and upgrade the technology used in their networks to accommodate the need for greater coverage and bandwidth, as well as increase efficiency and reduce operating costs.

Out of five million cellular towers worldwide, three million are in emerging regions such as Africa and the Middle East. Of these, over one million are tied to unstable grids and about 640,000 are off-grid. To maintain and grow this network, telecommunication operators must ensure access to energy sources, and must store, manage and deploy power efficiently and reliably. Navigant Research forecasts that revenue for off-grid base station power will grow from $1.6 billion in 2012 to more than $10.5 billion in 2020.

Presently telecommunication operators in emerging areas rely principally on diesel generators as a primary energy source for cellular towers. Not only are these generators costly to operate and maintain, but also they rely on fossil fuels, thus causing harm to the environment. As a result, the industry is looking to alternative energy sources, including solar, wind, and hydroelectric, to power mobile telecommunications over the coming decades. The ultimate goal is a “green base station,” which will likely be powered by a combination of renewable energy and fuel cell technology. We believe that this technology shift presents a compelling business opportunity.

With significant experience and relationships in the mobile telecommunications industry, with geographical focus in Africa, the Middle East, Eastern Europe and Southeast Asia, Powerstorm’s founders are strategically positioned to capitalize on this technology shift and compelling opportunity. Their legacy in providing replacement equipment to telecom operators has conferred an understanding of the needs and technology acquisition behavior of these operators, and has given us a recognizable brand in this market and positioned us well to capitalize on the present energy storage opportunity occurring in telecom.

As part of our planning activities, Powerstorm has evaluated solutions to reduce network-operating expenditures. We have met and discussed integration of hybrid power with leading telecommunication operators, suppliers and integrators. Powerstorm identified general infrastructure deficiencies and power management gaps as opportunities to propose more compelling hybrid power solutions to meet global operators demand to reduce network costs and increase efficiencies by deploying hybrid technologies.

Powerstorm offers proprietary branded solutions that integrate equipment manufactured by existing suppliers and continues to develop its MESS storage solution for MNO and Home storage solutions for community power. Powerstorm intends to advance its research and development efforts in the coming years, to continue to develop proprietary technology solutions that offer advantages such as increased duty cycle, reduced installation cost, superior energy efficiency, and value-added features. Moreover, Powerstorm plans to develop these solutions through internal research and development, as well as strategic initiatives such as mergers and acquisitions, licenses, joint ventures, and joint development arrangements, among other activities.

Since the end of the GSMA show in February of 2014, Powerstorm has accumulated a potential deal flow pipeline, but has not closed any such offering and is fiercely negotiating with the operators. The Company cannot guarantee and positive outcome or give a timeline of deal closure.

Results of Operations

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$93,258	$15,160	$119,563	$21,760
Cost of revenues	65,756	-	65,756	-
Total operating expenses	(107,843)	(39,776)	(254,321)	(102,703)
Gain on settlement of accounts payable	384	-	14,409	-
Other income	-	-	-	270
Net loss	$(79,957)	$(24,616)	$(186,105)	$(80,673)

For the three months ended September 30, 2014 and 2013

Revenues

We generated revenues from consulting services and products sold of $93,258 during the three months ended September 30, 2014 and $15,160 revenues during the three months ended September 30, 2013, respectively. The increase of $78,098 was primarily because we provided more consulting services and sold more products.

Cost of revenues

We had cost of revenues of $65,756 and $0 for the three months ended September 30, 2014 and 2013, respectively. The increase was primary due to the increase in sales of products.

Operating Expenses

We incurred total operating expenses of $107,843 and $39,776 for the three months ended September 30, 2014 and 2013, respectively. The increase of $68,067 was primarily due to the increase in consulting fees and expenses in connection with business development.

Net Loss

During the three months ended September 30, 2014 and 2013, we incurred a net loss of $79,957 and $24,616, respectively. The increase of $55,341 was primarily due to the increase in consulting fees and expenses related to business development.

From the nine months ended September 30, 2014 and 2013

Revenues

We generated revenues from consulting services of $119,563 and $21,760 during the nine months ended September 30, 2014 and 2013, respectively. The increase of $97,803 was due to the increase in sales of products.

Cost of revenues

We had cost of revenues of $65,756 and $0 for the nine months ended September 30, 2014 and 2013, respectively. The increase was primary due to the increase in sales of products.

Operating Expenses

We incurred total operating expenses of $254,321 and $102,703 for the nine months ended September 30, 2014 and 2013, respectively. The increase of $151,618 was primarily due to the increase in consulting fees and other expenses related to business development.

Net Loss

During the nine months ended September 30, 2014 and 2013, we incurred a net loss of $186,105 and $80,673, respectively. The increase of $105,432 was primarily due to the increase in consulting fees and other operating expenses related to business development.

Liquidity and Capital Resources

Our financial condition as of September 30, 2014 and December 31, 2013 is summarized as follows:

Working Capital:

	September 30, 2014	December 31, 2013
Current assets	$16,830	$8,945
Current liabilities	(54,257)	(76,657)
Working capital deficit	$(37,427)	$(67,712)

Cash Flows:

	Nine Months Ended September 30,
	2014	2013
Cash used in operating activities	$(152,441)	$(72,185)
Cash used in investing activities	(1,784)	(2,050)
Cash provided by financing activities	157,011	71,858
Net increase (decrease) in cash	$2,786	$(2,377)

We have incurred an accumulated loss of $417,554 since inception and we had a working capital deficit of $37,427 as of September 30, 2014, which indicate substantial doubt as to our ability to continue as a going concern.

From inception to date, our founders have made contributions to fund our operations. We will be required to raise additional capital over the next twelve months to meet our current administrative expenses.

We plan to secure financing through the issuance of equity or debt. If we are not able to generate sufficient funds from any private placement, public offerings, or bank financings, we will need to raise additional working capital through other sources.

Our resources were insufficient to effectuate our inaugural business plan dated October 10, 2011, that extended through the period ending September 30, 2014. We had expected to incur a minimum of $150,000 in operating expenses during the subsequent 12 months of operations.

We had previously indicated that we would have to raise the funds to pay for these expenses. We may have to borrow money from founders or shareholders, issue debt or equity, or enter into a strategic arrangement with a third party. There is no assurance that we will secure additional capital. There currently are no agreements, arrangements, or understandings that would enable us to obtain funds through bank loans, lines of credit, or any other source. If we are unable to raise funds for acquisitions it will have a severe negative impact on our ability to execute our business plans.

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

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $7,612 and $5,828 as of September 30, 2014 and December 31, 2013, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of September 30, 2014, no impairment was recorded.

Revenue Recognition

The Company’s revenue generated during the development stage consisted of revenues from consulting and advisory services. Revenue is recognized at the time when a price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the following identified material weaknesses:

1)	Insufficient segregation of duties. We did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

2)	Lack of formal policies and procedures necessary to adequately review significant accounting transactions. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.

3)	Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2014, 736,520 shares of common stock to a related party entity for advances and payments made on behalf of the Company of $73,652. These shares were valued at their fair value of $0.01 per share.

On September 8, 2014, 1,500 shares of common stock were issued to a third party to settle accounts payable. These shares were valued at their fair value of $1 per share.

On September 30, 2014, 63,083 shares of common stock to a related party for advances and payments made on behalf of the Company. These shares were valued at their fair value of $1 per share.

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

POWERSTORM CAPITAL CORP.

Date: November 14, 2014

	By:	Michel Freni
Michel Freni
Chief Executive Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

