Form 10-K
period 2014-12-31
Powerstorm Holdings, Inc.
filed 2015-04-08
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-184363

For the transition period from ___________ to ___________

POWERSTORM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	45-3733512
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

31244 Palos Verdes Dr. W, Ste. 245 Rancho Palos Verdes, CA	90275-5370
(Address of principal executive offices)	(Zip Code)

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

As of April 7, 2015, there were 21,539,240 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Powerstorm Holdings, Inc.

(formerly Powerstorm Capital Corp.)

For the Fiscal Year Ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

 CERTAIN TERMS USED IN THIS REPORT

As used in this Report, references to “Powerstorm,” “Company,” the “Registrant,” “we,” “our” or “us” refer to Powerstorm Holdings Inc., including its subsidiaries, unless the context otherwise indicates.

PART I

Item 1. Business

Corporate History and Background

Powerstorm Capital Corp. was formed on October 11, 2011 in the state of Delaware. On February 25, 2015, Powerstorm Capital Corp. filed a Certificate of Amendment to the Certificate of Incorporation changing its name to Powerstorm Holdings, Inc. (“we”, “Powerstorm” or the “Company”) d/b/a Powerstorm ESS. The Company is a manufacturer of hybrid energy storage systems that provides reliable off-grid solutions to: a) service providers such as telecom tower operators, managed network operators (MNOs), data centers, mining companies, hospitals, b) rural communities and, c) the residential/home use and disaster recovery market.

Powerstorm is a fairly new company, and to date, our growth efforts have been focused primarily on refinement of our business model, finalizing the design and development of two initial energy storage products, filing patents, preparing for a full market launch, hiring key personnel, and preparing to raise expansion capital. The management team has identified its target markets and its target customers, however the Company does not currently have any written or oral commitments to provide products or services to customers. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we may either have to suspend or cease our expansion plans.

Overview

Powerstorm intends to serve the strong, growing demand for off-grid, Micro Grid energy storage systems worldwide, and in particular in emerging markets, while helping bring power to the 1.3 billion people living in energy poverty with virtually no connection to the rest of the world. We are focused on developing and delivering innovative, power agnostic, best-in-class, green, turnkey power management and energy storage solutions such as our Modular Energy Storage Solution (“MESS”), and our residential solution, “zeroXess.”

MESS is a containerized and optimized hybrid energy solution that can provide renewable and reliable off-grid power. The MESS container has a diesel generator/alternator combined with our Lithium Ion battery-based system and powered by Solar and/or Wind Turbines. The MESS unit is equipped with our patent pending remote monitoring system, the “digital brain” that incorporates and covers the BMS, TMS and NMS. The MESS is plug-and-play and can be operational within a single day when set up and tested by technicians.

The MESS is designed to support rural communities and service providers such as telecom tower operators, data centers, mines and hospitals, each serving as anchor points for our entrance into the surrounding communities. Our customers will experience reduced dependence on increasingly expensive diesel fuel, reduced OPEX and CAPEX, reduced energy cost, longer system life, ease of expansion, upgrade and scalability, and overall stable and reliable energy flow.

A single MESS unit is capable of powering an entire rural community with green alternative energy, allowing for comprehensive ancillary augmentations that will expand into clean water, healthcare, Internet access, and other benefits. Given that our MESS units are plug and play and operational within twenty four hours of delivery, they make for a fantastic solution in humanitarian aid and relief efforts including disaster recovery, war zones, disease epidemics, etc. This supports the company’s mission of making a difference. Our system has the capacity to immediately change the quality of life for users.

The zeroXess system is an off-grid solar lighting kit that is convenient and compact. It is powered by a 12 volt 4500 mAh lithium-ion battery pack and a 25-watt solar panel to provide renewable energy. The zeroXess system features an 8-hour battery life and 6 extra bright, 15-1 watt hanging LED lights, 4 USB chargers with AC adapter, external speakers and fully integrated and network connected interface for basic internet access. The systems have a sleek and stylish design and come in five (5) gorgeous colors.

The zeroXess is capable of providing off-grid solar lighting for personal use in small houses in established and emerging rural markets, in humanitarian relief, disaster recovery efforts, and camping.

The Energy Storage Market

The Energy Storage Market is and will continue to be one of the fastest growing sectors. The off-grid base station power, or “the tower,” is anticipated to grow in revenue from $1.6B in 2012 to $10.5B in 2020 and micro-grid enabling technologies are projected to exceed $26B in annual revenue by 2023. Some reports suggest an even higher projected market growth. Global electricity demand is expected to rise by 40% from 2010 to 2040 as stated in the Navigant Research Report and Pike Report.

Energy storage is an increasingly important area of focus since traditional energy sources, like coal, oil, and gas, are consumed far too rapidly to be able to adequately balance electricity supply with the rising demand of the grid. The solution to these quickly exhaustive sources is portable and turnkey energy sources. Powerstorm, with its patent pending technology, intends to lead industry efforts to increase efficiency and provide improved renewable energy technology.

In addition to efficiency, there has also previously been the problem of accessibility. Rural communities in developing countries in Africa, Latin America and South-East Asia have historically not had access to an electricity grid to support their energy needs. Since the introduction of off-grid energy technologies, these areas are now able to have off-grid energy solutions with self-reliant micro grid systems that supply remote communities with basic energy needs. Recently, micro grid systems powered by renewable energy sources, such as solar power and wind turbines supported with Lithium Ion battery back-up systems, have become a more and more popular tool to address energy access challenges. The critical importance of energy storage technologies for both modern, developed energy infrastructure and energy access in underdeveloped areas of the world prompts Powerstorm to furnish leading energy storage technologies.

Strategy

Powerstorm is dedicated to making a difference in the world by providing power to the 1.3 billion that currently do not have power and by providing alternative off grid solutions to relieve the already overburdened existing grid system. To service this overwhelming energy crisis Powerstorm has created a comprehensive sales channel strategy designed to effectively create energy equality, driving rapid market adoption and create brand identity. The strategy is a three (3) pronged approach, wherein we utilize three (3) distribution channels: a) The “Anchor Point” that covers service providers such as telecom tower operators, MNO’s, datacenters, mines and hospitals, b) “Community Power” that covers multi-level government relations, humanitarian outreach organizations, world organizations and non-profits, and c) “VAR” – value added resellers.

The anchor point channel will be used as an initial point of sale allowing Powerstorm to provide our MESS solution and begin to build a presence in select regions. Once our MESS is installed within a region, our teams are then able to reach into local communities and create a network of energy storage systems to bring power to their cities. For distribution into our “Anchor Point” customers, management has existing relationships with key telecom tower operators and will target and sell our products into the “Anchor Point” customer such as the telecom tower operators, data centers, mines, and hospitals in the emerging markets. Their extensive knowledge of both the telecommunications industry and emerging market experience enables us to rapidly deploy all of our products into our initial targeted markets.

As an example of an anchor point, Powerstorm believes that due to the continued increase in subscribers for wireless personal telecommunication services in the rural markets telecommunication operators and wireless carriers will need to add a significant number of cell sites (towers) to maintain the performance of their networks in the areas they currently cover, and to extend service to new markets. Out of the five (5) million cellular towers worldwide, three (3) million are in emerging regions such as Africa and the Middle East. Of these, over one (1) million are tied to unstable grids and about 640,000 are off-grid. To maintain and grow this network, telecommunications operators must ensure access to energy sources, and must store, manage and deploy power efficiently and reliable. Equally driving the need for hybrid energy solutions is the demand for reduced OPEX and CAPEX costs as the telecom industry is experiencing a difficult time in sustaining margins with declining average revenue per unit (“ARPU”). Powerstorm is positioned to service the telecom operators’ need to significantly reduce operating and capital expenditure costs.

The need for cost-efficient solutions extends into other sectors as well. Current choices, such as diesel generators, have proven too costly to allow remote mines to operate, which has consequences for productivity, profitability, and company security. Unreliability of energy has similar repercussions, as brownouts can result in losses in the millions. This is money that may be saved in the future with increased reliance on off-grid solutions.

Additionally, worker safety is at stake. Lack of access to energy in a remote mine means limited light and visibility, increasing risk of accidents. Unreliable energy translates into limited emergency medical care, which has the potential to seriously endanger lives. MESS’ features mean that it is an ideal solution for this type of environment, allowing mines to continue to operate productively and with significantly reduced hazards.

Like our other anchor points, data centers are currently growing at a rate that the grid is simply unable to support. With their growth outpacing their source of power, data centers are looking into off- grid options as potential backups. Data centers are particularly taxing on electricity grids. The nature of the work conducted by data centers means that they require uninterrupted power and these high power demands can cause problems, even necessitating grid shutdowns intermittently. Both expensive and inconvenient, this can be avoided with our MESS. For businesses of this nature that rely so heavily on energy for operation, benefits like cost savings, consistence of quality, and guarantee of power even during a grid disruption are all compelling reasons to consider a solution like the ones offered by Powerstorm.

Our potential anchor point clients are continuing to expand significantly into the emerging markets, in turn allowing Powerstorm to deliver MESS systems directly into an emerging market.

In regards to the “Community Power” channel, the Company will leverage the anchor point customers’ energy access to develop relationships within the local, state and federal level governments within those regions and bring the energy storage systems to the communities. Additionally, the Company will be aggressively establishing relationships with key humanitarian, non-profit, and governmental agencies that focus on bringing a higher quality of life to individuals within the emerging markets. Given the stature of these relationships, a select group of the Company’s senior management will lead the initial development of these relationships while it seeks a seasoned sales personnel that is intimately experienced with the governmental agencies, organizations and the communities.

The demand for power in rural regions is staggering. The energy storage solutions we offer, the MESS and the zeroXess, will drastically improve living conditions by increasing accessibility to hospitals, preventative medicine, long term care, clean water and sanitation, agriculture, education, commerce and telecommunications.

Powerstorm believes that a carefully identified set of VARs can serve as an extended sales team and lead the company to an accelerated market expansion. The Company is currently identifying the VARs that best serve the Energy Storage Systems market. Senior management will lead the initial development of these relationships while it seeks seasoned sales personnel that are intimately experienced with VARs.

Plan of Operation

During the next 12 months, we plan to build our operations and begin delivering hybrid power solutions to customers. Our principal objectives include the development of our manufacturing site and our supply chain protocols, establishing both sales and sales management teams, and arranging pilot sites for our hybrid system. We anticipate prototype development for zeroXess will be complete in Q2 of 2015. MESS’ prototype development and product testing will be complete by Q3 of 2015, and we anticipate that we will be delivering our first pilot orders by the end of Q4 of 2015.

The success of our business plan is based on the following assumptions:

•	The successful establishment of pilot sites for our MESS hybrid power solution will serve as “proof of concept” and will lead to orders for broader deployment.

•	The successful establishment of the zeroXess solution.

•	Our business intelligence database, customer relationships, market presence and brand awareness will enable us to secure pilot sites and follow-on orders, despite competition from existing integrators and OEM providers.

•	The ability to continue to fund our operations and make payments on our financial obligations.

There can be no assurance that these assumptions will be correct. If these assumptions prove incorrect, it will affect our ability to generate revenue and to continue our operations.

We have commenced limited operations and will require additional capital to recruit personnel to operate the business and to implement our business plan.

Over the next 12 months, our business will be generated through our management’s network of anchor point relationships, global telecommunication and cell tower operators, VARs and Government Officials and those of external consultants.

Operational Planning Activities

Powerstorm will operate as an energy storage manufacturer as it develops its proprietary technology and implements the following:

Build out U.S. operations Improve infrastructure; Refine business intelligence database;
Build a manufacturing plant;
Develop supply chain protocols;
Finalize additional product offerings and services.
Finalize global marketing plan;
Implement sales processes;
Further expand pipeline of orders;
Commence installation of initial test orders; and
Achieve initial sales;

Estimated Costs of Operations

We estimate that we will need to secure funding of approximately $1,550,000 in order to fund our operations for the next 12 months. Our budget includes $550,000 for hiring key senior positions and general administrative staff, $135,000 in legal, accounting and auditing costs, and investor relations, $70,000 towards travel and lodging and $500,000 for the development and deployment of our Hybrid Solutions and zeroXess, $115,000 for patent filings and patent related activities, and $180,000 for various marketing and promotional expenses.

During the next 12 months, besides minimum administrative and business development staff, Powerstorm will hire consultants and engineering services on a project-by-project basis. At this time, Company management, with the exception of the Chief Financial Officer, will not receive a salary and will only be compensated for their travel and other business related expenses.

Competition

Competition to Powerstorm’s hybrid energy solutions business comes primarily from large Original Equipment Manufacturers (OEM’s) that provide on-grid, high-end solutions for developed markets with fiscal resources to spill over into emerging markets. Their competitive advantages include brand recognition, global technical and operations personnel, and access to market expansion capital. Added competition comes from systems integrators who have technical teams on the ground in a variety of emerging markets and can provide highly competitive pricing. However, the current market demand is so great that it is outpacing the energy storage systems providers’ ability to service the demand. There are many market factors contributing to this, including the fact that as many as 1.3 billion people currently live without electricity, creating a very large pool of people available to service.

Employees and Independent Contractors

As of April 7, 2015, the Company has three executive level independent contractors, Chief Executive Officer and Chairman, Michel J Freni, our President, Anamaria Pruteanu, and our Chief Financial Officer, Kirstin Gooldy. The Company also has three consulting contractors and three interns.

Item 1A.	Risk Factors

We are not required to provide this information as we are a smaller reporting company.

Item 1B.	Unresolved Staff Comments

We are not required to provide this information as we are a smaller reporting company.

Item 2.	Properties

Our corporate office is located at 31244 Palos Verdes Dr. W., Suite 245, Rancho Palos Verdes, CA 90275-5370. We have a written lease, dated October 18, 2013 for a term of 24 months with a monthly rent of $2,500 per month. The Company entered into a lease addendum on February 20, 2015 expanding its offices. The monthly rent will increase to $4,800 per month starting August 1, 2015. The lease term is through 2021.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On July 1, 2013 our shares of common stock were approved for quotation on the OTC Market under the symbol “PSTO.”

Price Range of Common Stock

The following table represents the closing high and low bid information for our common stock during the last two fiscal years as reported by the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The market for our common stock is sporadic and our stock is thinly traded.

2014	High	Low
First Quarter	$2.00	$2.00
Second Quarter	$2.00	$2.00
Third Quarter	$1.00	$1.00
Fourth Quarter	$2.00	$.07

2013	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Holders

As of April 7, 2015, we had 15 shareholders of our common stock.

Authorized Capital Stock

Our authorized share capital consists of 300,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. As of April 7, 2015, an aggregate of 21,539,240 shares of common stock and no shares of preferred stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes those securities authorized for issuance in 2014 in accordance with an equity compensation plan including individual compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,690,616	$0.51	5,829,384
Equity Compensation Plans not Approved by Security Holders	0	0	0

On October 15, 2013, the Board of Directors and majority of the shareholders of the Company approved an equity incentive plan (the “2013 Plan”) covering 7,500,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The purpose of the 2013 Plan is to enable Powerstorm to offer to its employees, officers, directors and consultants, whose past, present and/or potential contributions to the Company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in the Company. As of December 31, 2014, 1,690,616 options had been issued under this plan.

Unregistered Sales of Equity Securities

2014

-	On various dates in 2014, the Company issued 1,038,314 shares of common stock to its CEO as compensation and reimbursement for advances the CEO made on behalf of the Company. The shares were valued at the grant date fair value of the common stock of $1,518,275, which reimbursed the CEO for $170,354 of advances and the remaining $1,347,921 was recorded as stock-based compensation.

-	During September 2014, the Company issued 51,500 shares of common stock to consultants for services. These shares were valued at the grant date fair value of the common stock of $51,500.

-	During October 2014, the Company issued 250,000 shares of common stock to a third party for services rendered. The shares were valued at the grant date fair value of the common stock of $250,000.

-	During November 2014, the Company issued 25,000 shares of common stock to a third party for services rendered. The shares were valued at the grant date fair value of the common stock of $25,000.

-	During December 2014, the Company issued 25,000 shares of common stock to its CFO for compensation. The shares were valued at the grant date fair value of the common stock of $37,500.

Section 4(2) of the Securities Act

The Company issued restricted shares of its common stock.  They were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering.  The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  We did not undertake an offering in which we sold a high number of shares to a high number of investors.  In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Powerstorm Holdings, Inc. for the fiscal years ended December 31, 2014 and 2013, should be read in conjunction with the Company’s financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Powerstorm intends to serve the strong, growing demand for off-grid, Micro Grid energy storage systems worldwide, and in particular in emerging markets, while helping bring power to the 1.3 billion people living in energy poverty with virtually no connection to the rest of the world. We are focused on developing and delivering innovative, power agnostic, best-in-class, green, turnkey power management and energy storage solutions such as our Modular Energy Storage Solution (“MESS”), and our residential solution, “zeroXess.”

We are an early stage company, and to date, our growth efforts have been focused on the identifying and hiring key personnel, development of our product prototypes and design of product distribution and manufacturing model, filing our patents, initial sales prospecting to our sales pipeline, preparing to raise our first round of equity capital, We have limited operating history for investors to examine and evaluate the potential of our business. We currently do not have any written commitments to provide products or services to customers. In addition, our sources of cash are not adequate for the next 12 months of operations. If we are unable to raise additional cash, we will have to suspend our expansion plans.

Our Strategy

Today, approximately 1.3 billion people live without access to energy. Powerstorm ESS plans to provide that access and bring the next generation of people online through its innovative line of off-grid energy solutions, including our MESS and zeroXess products. To do this, the company plans to utilize three (3) distribution channels to reach our target market:  anchor points, community organizations, and VAR’s. Definitions of terms and detailed information concerning this strategy can be found on page 5 under “Strategy.”

Plan of Operation

During the next 12 months, we plan to build our operations and begin delivering hybrid power solutions to customers. Our principal objectives include the development of our manufacturing site and our supply chain protocols, establishing both sales and sales management teams, and arranging pilot sites for our hybrid system. We anticipate prototype development for zeroXess will be complete in Q2 of 2015. MESS’ prototype development and product testing will be complete by Q3 of 2015, and we anticipate that we will be delivering our first pilot orders by the end of Q4 of 2015.

The success of our business plan is based on the following assumptions:

•	The successful establishment of pilot sites for our MESS hybrid power solution will serve as “proof of concept” and will lead to orders for broader deployment.

•	The successful establishment of the zeroXess solution.

•	Our business intelligence database, customer relationships, market presence and brand awareness will enable us to secure pilot sites and follow-on orders, despite competition from existing integrators and OEM providers.

•	The ability to continue to fund our operations and make payments on our financial obligations.

There can be no assurance that these assumptions will be correct. If these assumptions prove incorrect, it will affect our ability to generate revenue and to continue our operations.

We have commenced limited operations and will require additional capital to recruit personnel to operate the business and to implement our business plan.

Over the next 12 months, our business will be generated through our management’s network of anchor point relationships, global telecommunication and cell tower operators, VARs and Government Officials and those of external consultants.

Results of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues	$79,728	$-
Revenues – related party	49,235	32,061
Cost of revenues – related party	(65,756)	-
Total operating expenses	(4,080,294)	(161,798)
Gain on forgiveness of debt	14,025	-
Other income	-	270
Net loss	$(4,003,062)	$(129,467)

For the Years ended December 31, 2014 and 2013

Revenues

We recognized revenue of $79,728 from the sale of a generator during the year ended December 31, 2014.

We also generated revenues from consulting and advisory services from a related party (a European entity owned by a significant shareholder of the Company) of $49,235 and $32,061 during the years ended December 31, 2014 and 2013, respectively. The consulting services are rendered to Powerstorm Amsterdam.

Cost of Revenues

We also incurred cost of sales of $65,756 during 2014 related to the sale of a generator we acquired from a related party.

Operating Expenses

We incurred total operating expenses of $4,080,294 and $161,798 for the years ended December 31, 2014 and 2013, respectively. The increase of $3,918,496 over the prior year was primarily due to share based compensation incurred related to officers, the Board of Advisors and consultants in connection with the business development.

Gain on Forgiveness of Debt

We recognized a gain on forgiveness of debt of $14,025 during the year ended December 31, 2014 from a third party vendor related to the forgiveness of legal fees.

Net Loss

During the years ended December 31, 2014 and 2013, we incurred a net loss of $4,003,062 and $129,467, respectively. The increase of $3,873,595 in net loss over the prior year was primarily due to an increase in share-based compensation paid to officers, the Board of Advisors and consultants in connection with the business development.

Liquidity and Capital Resources

Our financial condition as of December 31, 2014 and 2013 is summarized as follows:

Working Capital Deficit:

	December 31, 2014	December 31, 2013
Current assets	$2,771	$8,945
Current liabilities	(94,186)	(76,657)
Working capital deficit	$(91,415)	$(67,712)

Cash Flows:

	Year Ended December 31,
	2014	2013
Cash used in operating activities	$(207,522)	$(89,355)
Cash used in investing activities	(3,354)	(2,690)
Cash provided by financing activities	203,828	96,029
Net increase (decrease) in cash	$(7,048)	$3,984

We had a working capital deficit of $91,415 at December 31, 2014, which indicates substantial doubt as to our ability to continue as a going concern.

For the years ended December 31, 2014 and 2013, our Chief Executive Officerr made contributions of $24,600 and advances of $203,828 to fund our operations. We will have to raise additional capital over the next twelve months to meet our current administrative expenses.

We plan to secure financing through the issuance of equity or debt. If we are not able to generate sufficient funds from any private placement, public offerings, or bank financings, we will need to raise additional working capital through other sources.

Our resources were insufficient to effectuate our inaugural business plan dated October 10, 2011, that extended through the period ended December 31, 2014. We had expected to incur a minimum of $1,550,000 in operating expenses during the subsequent 12 months of operations.

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

Intangible Assets

The Company’s intangible assets consist of patent filings and trademarks with indefinite lives. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $8,965 and $5,828 as of December 31, 2014 and December 31, 2013, respectively. The Company reviews its indefinite-life intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment allowances charges for these assets. As of December 31, 2014, no impairment was recorded.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors to be recognized in the financial statements, based on their fair value. The Company measures share-based compensation to consultants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, and recognizes the fair value of the award over the period the services are rendered or goods are provided.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option. The fair value is recognized as expense, over the requisite service period, which is generally the vesting periods or the period before the vesting date of the respective award on a straight-line basis.

Recent Accounting Pronouncements

In 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

POWERSTORM HOLDINGS, INC.

(formerly Powerstorm Capital Corp.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Powerstorm Holdings, Inc.

(formerly Powerstorm Capital Corp.)
Rancho Palos Verdes, California

We have audited the accompanying balance sheets of Powerstorm Holdings, Inc. (formerly Powerstorm Capital Corp.) (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. Powerstorm Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerstorm Holdings, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Powerstorm Holdings, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Powerstorm Holdings, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 8, 2015

POWERSTORM HOLDINGS, INC.

(formerly Powerstorm Capital Corp.)

Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$495	$7,543
Prepaid expenses	2,276	1,402
Total current assets	2,771	8,945

Furniture and office equipment, net	4,555	5,584
Trademarks	8,965	5,828
Other assets	2,500	2,500
TOTAL ASSETS	$18,791	$22,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$61,141	$52,486
Advances from related party	33,045	24,171
Total current liabilities	94,186	76,657

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; and 21,506,195 and 20,116,381 shares issued and outstanding at December 31, 2014 and 2013, respectively	21,506	20,116
Additional paid-in capital	4,137,610	157,533
Accumulated deficit	(4,234,511)	(231,449)
TOTAL STOCKHOLDERS’ DEFICIT	(75,395)	(53,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,791	$22,857

The accompanying notes are an integral part of these financial statements.

POWERSTORM HOLDINGS, CORP.

(formerly Powerstorm Capital Corp.)

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Revenues	$79,728	$-
Revenues – related party	49,235	32,061
Cost of revenues – related party	(65,756)	-
Gross Profit	63,207	32,061

Operating expense
General and administrative expenses	4,080,294	161,798

Loss from operations	(4,017,087)	(129,737)

Other income	-	270
Gain on forgiveness of debt	14,025	-

NET LOSS	$(4,003,062)	$(129,467)

Loss per common share - basic and diluted	$(0.20)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	20,286,159	19,653,675

The accompanying notes are an integral part of these financial statements.

POWERSTORM HOLDINGS, INC.

(formerly Powerstorm Capital Corp.)

Statement of Changes in Stockholders’ Deficit

For the years ending December 31, 2014 and 2013

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2012	-	$-	19,226,000	$19,226	$69,385	$(101,982)	$(13,371)
Shares issued for services	-	-	34,000	34	3,366	-	3,400
Shares issued for cash	-	-	250,000	250	24,750	-	25,000
Shares issued to pay for related party advances	-	-	606,381	606	60,032	-	60,638
Net loss	-	-	-	-	-	(129,467)	(129,467)
Balances, December 31, 2013	$-	$-	20,116,381	$20,116	$157,533	$(231,449)	$(53,800)
Share-based compensation	-	-	-	-	2,074,592	-	2,074,592
Shares issued for services			351,500	352	363,648	-	364,000
Capital contribution by related party	-	-	-	-	24,600	-	24,600
Shares issued for related party advances	-	-	1,038,314	1,038	1,517,237	-	1,518,275
Net loss	-	-	-	-	-	(4,003,062)	(4,003,062)
Balances, December 31, 2014	$-	$-	21,506,195	$21,506	$4,137,610	$(4,234,511)	$(75,395)

The accompanying notes are an integral part of these financial statements.

POWERSTORM HOLDINGS, INC.

(formerly Powerstorm Capital Corp.)

Statements of Cash Flows

	Year ended	Year ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net loss	$(4,003,062)	$(129,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,786,513	3,400

Gain on forgiveness of debt	14,025	-
Depreciation expense	1,246	1,117
Changes in operating assets and liabilities:
Prepaid expenses	(874)	(2,247)
Accounts payable	(5,370)	37,842
Net cash used in operating activities	(207,522)	(89,355)

Cash flow from investing activities:
Purchase of furniture and office equipment	(217)	(1,432)
Acquisition of trademarks	(3,137)	(1,258)
Net cash used in investing activities	(3,354)	(2,690)

Cash flows from financing activities:
Issuance of common stock for cash	-	25,000
Advances from related party	203,828	71,029
Net cash provided by financing activities	203,828	96,029

Net change in cash and cash equivalents	(7,048)	3,984
Cash and cash equivalents - beginning of period	7,543	3,559
Cash and cash equivalents - end of period	$495	$7,543

Supplemental disclosure of cash flow information:
Cash paid during the period for :
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Related party advances forgiven in exchange for common stock	$170,354	$60,638
Additional paid-in capital contribution by shareholder	$24,600	$-

The accompanying notes are an integral part of these financial statements.

POWERSTORM HOLDINGS, INC.

(formerly Powerstorm Capital Corp.)

Notes to Financial Statements

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS OPERATIONS

Powerstorm Capital Corp. was incorporated in Delaware on October 10, 2011 and is located in Rancho Palos Verdes, California. The Company was formerly named Powerstorm Capital Corp. and filed to change the name of the Company to Powerstorm Holdings, Inc. (the “Company”) in February 2015. The Company intends to be a manufacturer of hybrid energy storage systems that provides reliable off-grid solutions to; a) service providers such as telecom tower operators, MNO’s, data centers, mining companies, hospitals, b) rural communities and, c) the residential/home use and disaster recovery market.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2014 and 2013, the Company estimated allowance of $0 for doubtful accounts.

Intangible Assets

The Company’s intangible assets consist of trademarks with indefinite lives. The Company capitalizes the filing and legal fees related to the trademark registrations, which totaled $8,965 and $5,828 as of December 31, 2014 and 2013, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of December 31, 2014 and 2013, no impairment was recorded.

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

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors to be recognized in the financial statements, based on their fair value. The Company measures share-based compensation to consultants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, and recognizes the fair value of the award over the period the services are rendered or goods are provided.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting periods or the period before the vesting date of the respective award on a straight-line basis.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consisted of stock options of 1,690,616 and 0, as of December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during 2014.

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Reclassifications

Certain accounts in the prior period were reclassified to conform to the current period financial statement presentation.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is an early stage company and has incurred an accumulated loss of $4,234,511 since inception. The Company has negative working capital of $91,415 and will require additional funds to finance its business plan for the next twelve months. Due to the early-stage nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company’s Chief Executive Officer has historically provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FURNITURE AND OFFICE EQUIPMENT, NET

	December 31, 2014	December 31, 2013
Furniture and equipment	$5,608	$5,391
Computers and software	2,183	2,183
Less: accumulated depreciation	(3,236)	(1,990)
Furniture and office equipment, net	$4,555	$5,584

During the years ended December 31, 2014 and 2013, the Company recorded depreciation expense of $1,246 and $1,117, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2013, the Company issued 606,381 shares of common stock to Key Media Management, Inc. as reimbursement for the advances and payments made on behalf of the Company. The Company’s CEO, Michel J. Freni, is the President and Chairman of KeyMedia Management, Inc., a Hong Kong-based consulting company. The shares were valued at the fair value of the expense reimbursement of $60,638.

During 2014, the Company issued 1,038,314 shares of common stock to KeyMedia Management, Inc. as compensation and reimbursement for $170,354 of advances and payments made on behalf of the Company. The shares were valued at the grant date fair value of $1,518,275. The excess of the fair value of the shares issued of $1,347,921 was recorded as stock compensation.

During the years ending December 31, 2014 and 2013, KeyMedia Management, Inc. advanced the Company $203,828 and $71,029, respectively. During the years ended December 31, 2014 and 2013, the Company recorded $24,600 and $0, respectively, of the advances as capital contributions to the Company. As of December 31, 2014 and 2013, the Company owed KeyMedia Management, Inc. $33,045 and $24,171, respectively.

During the years ended December 31, 2014 and 2013, the Company recorded revenues of $49,235 and $32,061, respectively, from a related party (a European entity owned by a significant shareholder of the Company). During the year ended December 31, 2014, the Company recorded cost of sales of $65,756 related to a generator purchased from the same related party. No costs of sales were incurred during the year ended December 31, 2013.

NOTE 6 – INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2014 and 2013, respectively, as the Company incurred a net operating losses for income tax purposes.

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2031, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. During the years ended December 31, 2014 and 2013, the Company had taxable losses of $216,550 and $126,067, respectively (the Company excluded $3,786,513 and $3,400 of stock-based compensation from taxable income during the years ending December 31, 2014 and 2013, respectively). The statutory tax rate for fiscal years 2014 and 2013 is 34%.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2014 and 2013 are presented below:

	December 31, 2014	December 31, 2013
Deferred tax asset
Operating loss carry forwards	$147,560	$73,933
Less: valuation allowance	(147,560)	(73,933)
Net deferred tax asset	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On October 18, 2013, the Company entered into a new lease agreement with a third party to rent office premises. The lease commencement date is November 1, 2013 and ends on December 31, 2016. Per the terms of lease agreement, the schedule of monthly minimum rent is $2,500 and the Company moved into the office on November 1, 2013. The company entered into a lease addendum on February 20, 2015 expanding its offices. The monthly rent will increase to $4,800 per month starting August 1, 2015. The lease term is through 2021.

Rent expense was $30,000 and $23,702 for the years ended December 31, 2014 and 2013, respectively.

CEO employment agreement

On January 1, 2014, the Company entered into an employment agreement with its CEO, effective through December 31, 2016. Pursuant to the agreement, the CEO shall receive a minimum annualized salary of $300,000. The CEO was also eligible to receive 250,000 fully vested stock options with an exercise price of $0.55 per share and a 10 year term during 2014. On December 31, 2014, the CEO elected to receive 1,360,910 fully vested stock options to satisfy in full the Company’s employment agreement obligations for 2014.

CFO employment agreement

On December 31, 2014, the Company entered into an employment agreement with its CFO. Pursuant to the agreement, the CFO shall receive variable based compensation through March 31, 2015 and an annualized salary of $208,000 commencing on April 1, 2015 and terminating on March 31, 2018, of which 50% shall be paid in cash and 50% shall be paid in stock options. Pursuant to the employment agreement, the CFO was also issued 25,000 shares of common stock of the Company, which were expensed at the grant date fair value of $37,500 during 2014.

In addition, the CFO will be provided with a 3% ownership of the Company to be issued in common stock. The shares will vest in three equal installments on January 1, 2016, January 1, 2017 and January 1, 2018. The Company has not recorded any expense in 2014 related to this benefit, as the expense was immaterial for 2014.

NOTE 8 – GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

During the year ended December 31, 2014, the Company and a vendor reached a settlement on certain outstanding accounts payable. The vendor forgave $14,025 related to previous services provided and the Company recorded a gain on settlement of accounts payable of $14,025.

NOTE 9 – EQUITY

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes with 300,000,000 shares designated as common stock at $0.001 par value and 5,000,000 shares designated as preferred stock at $0.01 par value.

During the year ended December 31, 2014, the Company issued:

-	On various dates in 2014, the Company issued 1,038,314 shares of common stock to its CEO as compensation and reimbursement for advances the CEO made on behalf of the Company. The shares were valued at the grant date fair value of $1,518,275. The issuance of these shares reduced advances owed to the CEO by the Company of $170,354 and the remainder was considered stock-based compensation.

-	During September 2014, the Company issued 51,500 shares of common stock to consultants for services. These shares were valued at the grant date fair value of the common stock of $51,500.

-	During October 2014, the Company issued 250,000 shares of common stock to a third party for services rendered. The shares were valued at the grant date fair value of the common stock issued of $250,000.

-	During November 2014, the Company issued 25,000 shares of common stock to a third party for services rendered. The shares were valued at the grant date fair value of the common stock issued of $25,000.

-	During December 2014, the Company issued 25,000 shares of common stock to its CFO for compensation. The shares were valued at the grant date fair value of the common stock issued of $37,500.

During the year ended December 31, 2013, the Company issued:

-	On March 22, 2013 - 137,800 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $13,780.

-	On May 2, 2013 - 50,000 shares of common stock to a third party for cash proceeds of $5,000.

-	On May 17, 2013 - 100,000 shares of common stock to a third party for cash proceeds of $10,000.

-	On June 30, 2013 - 245,180 shares of common stock to a related party entity for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement and assets purchased of $24,518.

-	On July 21, 2013 - 100,000 shares of common stock to a third party for cash proceeds of $10,000.

-	On September 30, 2013 – 223,401 shares of common stock to related party entities for advances to the Company and payments made on behalf of the Company. These shares were valued at the fair value of the expense reimbursement of $22,340.

-	On December 31, 2013 – 34,000 shares of common stock to various third party providers for consulting and marketing services received. These shares were valued at the fair value of the service rendered of $3,400.

NOTE 10 – SHARE BASED COMPENSATION

The Company has options issued for share-based compensation, which authorize the granting of options to purchase common stock to employees, Directors and Board of Advisors of the Company at a stated exercise price. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, and have a term of 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

On October 15, 2013, the Board of Directors and majority of the shareholders of Powerstorm Corporation (the “Company” “Powerstorm”) approved an equity incentive plan (the “2013 Plan”) covering 7,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The purpose of the 2013 Plan is to enable Powerstorm to offer to its employees, officers, directors and consultants, whose past, present and/or potential contributions to the Company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in the Company.

2013 Equity Incentive Plan

On October 15, 2013, the Board of Directors and majority of the shareholders of Powerstorm Corporation (the “Company” “Powerstorm”) approved an equity incentive plan (the “2013 Plan”) covering 7,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The purpose of the 2013 Plan is to enable Powerstorm to offer to its employees, officers, directors and consultants, whose past, present and/or potential contributions to the Company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in the Company.

During the year ended December 31, 2014, the Company granted 1,360,910 fully vested stock options to the Company’s Chief Executive Officer. The stock options were valued using the Black-Scholes option pricing model. The options were recorded at fair value using the following inputs to the valuation model; 10 year term; $0.55 exercise price; common stock price of $1.50; risk free rate of 2.17% and volatility of 156%. The Company recorded $2,026,510 of stock-based compensation expenses during the year ending December 31, 2014 in connection with these stock options.

During the year ended December 31, 2014, the Company appointed seven new members to its Board of Advisors and granted 10,000 non-qualified stock options (70,000 in aggregate) to each advisor which vest upon one year of service. The stock options were valued using the Black-Scholes option pricing model. The options were recorded at fair value using the following inputs to the valuation model; 10 year term; $0.10 exercise price; common stock price of $0.10 - $2.15; risk free rate of 2.47%- 3.00% and volatility of 157%-159%. The grant date fair value of these stock options was $74,313. The Company recorded $48,082 of stock-based compensation expense during the year ending December 31, 2014 in connection with these stock options. The remaining $26,231 of stock compensation expense will be expensed during 2015.

On December 31, 2014, the Company granted 259,706 fully vested stock options to the Company’s CFO. The stock options were valued using the Black-Scholes option pricing model. The options were recorded at fair value using the following inputs to the valuation model; 10 year term; $0.43 exercise price; common stock price of $1.50; risk free rate of 2.17% and volatility of 156%. The grant date fair value of the stock options was $386,724 and will vest in four equal installments quarterly over one year, all of which will be expensed during 2015.

A summary of the Company’s option activities for the year ended December 31, 2014 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Options Outstanding, December 31, 2013	-	$-	-	$-

Options granted	1,690,616	$0.51	10.00	$1.47

Options exercised		$-		$-

Options forfeited	-	$-	-	$-
Options Outstanding at December 31, 2014	1,690,616	$0.51	9.84	$1.47
Options Vested and Exercisable at December 31, 2014	-	$-	-	$-
Total outstanding at December 31, 2014	1,360,910	0.55	10.00	$1.49

For the year ended December 31, 2014 and 2013, the Company recorded total share-based compensation of $3,786,513 and $3,400, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On March 3, 2015, the Company appointed a new member to its board of advisors. The advisor will be granted options to purchase 10,000 shares of Common Stock of the Company on next Board Meeting and shall vest on December 31, 2015. In addition, the advisor will receive an additional 5,000 shares of Common Stock of the Company under the Company’s incentive stock option plan per month for six months in exchange for service. The additional stock options will be issued with an exercise price of $0.43 per share and the date of issuance will be September 1, 2015 with aggregate amount up to 30,000 shares. The Company will pay the advisor $1,500 in cash per month from March 1, 2015 to September 1, 2015. The payment will be deferred until the Company secures its first round of funding. The advisor will also receive 1% of the amount funded as a consulting fee at the time of funding if the advisor makes a direct introduction of funds for the Company.

On March 18, 2015, the Company entered into a capital lease agreement with a third party to rent office equipment. Per the lease term, the monthly payment is $481 and the Company advanced the first time payment of $481. The lease term is 48 months and includes a $1 bargain purchase option at the end of the lease term. On April 1, 2015 the company entered into an addendum increasing the monthly payment to $565 over a lease term of 48 months.

On March 31, 2015, the Company issued 33,045 shares to Key Media Management, Inc. in satisfaction of a $33,045 cash advance made by Key Media Management, Inc.

On April 1, 2015, the Company entered into a capital lease agreement with a third party to rent office equipment. Per the lease term, the schedule of monthly payment is $896 and the Company advanced the first time payment of $896. The lease term is 36 months and includes a $1 bargain purchase option at the end of the lease term.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined and concluded that, as of December 31, 2014, the Company’s internal controls over financial reporting were not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Our management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following as of the evaluation date:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;
2)	lack of accounting personnel with adequate experience and training; and
3)	ineffective controls over period end financial disclosure and reporting processes.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, positions and dates of appointment of our directors and executive officers.

Name	Age	Position	Date Appointed

Michel J. Freni	63	Chief Executive Officer and Chairman of the Board	June 1, 2013

Anamaria Pruteanu	48	President	June 1, 2013

Kirstin L. Gooldy	46	Chief Financial Officer	October 15, 2014

Dr. Shailesh Upreti	36	Chief Technology Officer	February 1, 2014

The business background and descriptions of the appointed directors and officers are as follows:

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

Anamaria Pruteanu, President

Ms. Pruteanu holds a Bachelor of Science in Economics from the University of Utah and a Global Executive MBA from the Georgetown University McDonough School of Business. As President, she is responsible for spearheading and managing the growth of Powerstorm. She has an entrepreneurial and innovative management style, a strong vision for growth and profitability, and great intuition for identifying trends and new markets. Since 2008, Ms. Pruteanu has served as the Chief Executive Officer of Telco Dynamics, Brasov RO. she oversees various aspects of the telecommunication business including product acquisition, sales, marketing, new business development, public relations, logistics, engineering, operations, human resources, finance, and inventory control. Prior to 2008, Ms. Pruteanu had worked for ERS Communications in Marina del Ray, California

Anamaria has over a decade of experience as a senior executive in the global telecommunications infrastructure industry involved in sales, marketing, and strategic dealings. She understands global telecom, both in the Western world and emerging markets, and is adept at navigating regulatory and licensing requirements worldwide. Anamaria has significant experience in supporting the deployment and maintenance of network infrastructure in a variety of markets, and she has negotiated transactions with multinational entities and governmental authorities. Powerstorm benefits greatly from her business network, which stretches across multiple continents.

Anamaria is fluent in English, Spanish, French, Italian, and Romanian, and has a good understanding of other European languages. She is accustomed to working in and managing multi-cultural and multi-lingual environments.

On a personal level, Anamaria actively supports Blue Heron Foundation, an organization dedicated to improving the quality of life of Romania’s orphaned and abandoned children.

Kirstin L. Gooldy, Chief Financial Officer

Ms. Gooldy brings over 20 years of operations, corporate finance and capital markets experience to Powerstorm Holdings, Inc. (PSTO) having lead or managed over $500 million in financial transactions for various companies during her career. Prior to joining PSTO, she was a founding employee of a leading telecommunications company where she was responsible for various functions within corporate finance, investor relations and treasury management departments. She has extensive experience building, leading, and advising corporations through strategic start-up growth, complex restructurings, negotiating contracts and putting together capital market transactions for both debt and equity.

Kirstin’s operational experience on the client side provides tremendous resources and insights related to mergers and acquisitions, working with capital providers in the debt and equity markets, shareholder management and communication, as well as first-hand knowledge of SOX requirements. Her practical knowledge and experience in debt and equity financing is one of her many talents. In her career she lead the development of internal systems for tracking key audit controls as well as all taxing authority compliance matters.

Dr. Shailesh Upreti – Chief Technology Officer, Vice President of Research and Development

Energy & Technology Advisor| Shailesh is an expert in energy storage technology and former member of the US Department of Energy’s Frontier Research Centers at Binghamton.  He holds multiple technology patents and is published in 70 international journals. He has worked with the New York State Energy Research and Development Agency and the US Army’s Research Development and Engineering Command. Shailesh served as Co-Chairman of the International Centre for Diffraction Data (ICDD) and the American Association for the Advancement of Science and holds lateral positions with many similar global and national organizations. Shailesh holds a Ph.D. from the Indian Institute of Technology at Delhi and is a former group member of Professor Stan Whittingham at SUNY Binghamton.

Family Relationships

During the fiscal year ended December 31, 2013, our President, Anamaria Pruteanu, was married to our Chief Executive Officer and Director, Michel J. Freni. Ms. Pruteanu and Mr. Freni are no longer married as of the date of this Report. Ms. Pruteanu is the owner and President of Powerstorm Amsterdam and considered a related party.

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

Compensation Committee and Nominating Committee

We currently do not have a compensation committee or a nominating committee. Our board of directors is responsible for determining compensation for our officers and directors. Nominations for election to our board of Directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law.

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

Board of Advisors

In 2013, Powerstorm established a Board of Advisors to provide guidance to management regarding market and technology trends, product planning, market development, public relations and other business matters. The Board of Advisors is purely advisory and does not have any responsibilities or rights related to management of the Company. Powerstorm’s Board of Advisors is appointed on an ad hoc basis at the discretion of the Chief Executive Officer. Each appointment lasts a one (1) year term (“Initial Term”) for which advisors shall receive compensation of 10,000 stock options to vest upon completion of the Initial Term.

The Board of Advisors for year end 2014 consist of:

Date Appointed

Dr. Shailesh Upreti	Member of the Board of Advisors	February 20, 2014

Ann Marie Sastry	Member of the Board of Advisors	January 15, 2014

Emad Farid	Member of the Board of Advisors	March 22, 2014

Sandeep Muju	Member of the Board of Advisors	July 29, 2014

Titus Brenninkmeijer	Member of the Board of Advisors	July 17, 2014

Harry Sasongko	Member of the Board of Advisors	March 20, 2014

Dr. Shailesh Upreti – - Member of the Board of Advisors

Energy & Technology Advisor| Shailesh is an expert in energy storage technology and former member of the US Department of Energy’s Frontier Research Centers at Binghamton.  He holds multiple technology patents and is published in 70 international journals. He has worked with New York State Energy Research and Development Agency and the US Army’s Research Development and Engineering Command. Shailesh served as Co-Chairman of the International Centre for Diffraction Data (ICDD) and American Association for the Advancement of Science and holds lateral positions with many similar global and national organizations. Shailesh holds a Ph.D. from the Indian Institute of Technology at Delhi and is a former group member of Professor Stan Whittingham at SUNY Binghamton.

Ann Marie Sastry, - Member of the Board of Advisors

Dr. Ann Marie Sastry brings over 25 years technical and leadership experience as an educator, inventor and entrepreneur. Through her work at the University of Michigan, National Laboratories and Sakti3, in 2012 Dr. Sastry earned recognition by MIT’s Technology Review Magazine as one of the Top 50 Most Innovative Companies; and among the World’s Top 10 in the energy category in 2011. Prior to leading Sakti3, Dr. Sastry was the Arthur F. Thurnau Professor of Engineering at the University of Michigan. Tenured and promoted early, she founded and led two research centers dealing in batteries and bioscience, and a global graduate program centered on energy systems engineering. Her laboratory originated the technical work that underpins the Sakti technology, which enjoyed continuous funding for nearly 20 years. Dr. Sastry also led work sponsored by public and corporate sources including General Motors, the U.S. Army, Ford Motor Corporation and several others. She has received numerous awards for her work dating back to the 1990s. She holds a Ph.D. and M.S. from Cornell University and a B.S. from the University of Delaware, all in Mechanical Engineering.

Emad Farid, - Member of the Board of Advisors

Emad Farid is Chief Executive Officer of Nile Sugar Company and serves on the Board of Director of Global Telecom. In addition to being CEO of Nile Sugar Company and a long standing Board Member of Global Telecom (formally Orascom Telecom), Mr. Farid’s business accomplishments include a pivotal role in the growth of Orascom Telecom from a mid-sized regional mobile telecom operator with a market capitalization of USD 200MM in 2001 to a worldwide global operator that ultimately merged with Vimpelcom to create the world’s 6th largest telecommunications carrier in 2011. Emad oversaw the successful turnaround of WIND Italy Company to one of the best performing mobile, fixed line and broadband integrated operators in Europe within a record time span of 3 years and he led the start-up and launch/re-launch of a number of Orascom Telecom operations including Libertis (Congo Brazzaville), Chad Mobile, Mobilink (Pakistan), Syriatel (Syria), Sabafone (Yemen), Tunisiana (Tunisia), Banglalink (Bangladesh), Iraqna (Iraq), Koryolink (North Korea) among others.

Dr. Sandeep “Sandy” Muju, - Member of the Board of Advisors

Strategic Advisor |Mr. Muju brings over 20 years of accomplished global leadership background with Fortune 500 and high-growth companies.  Leveraging his engineering expertise, Mr. Muju has worked throughout the complete business value chain and has significant M&A and post M&A integration experience. He brings extensive experience in driving vision, strategy and execution, resulting in over $1 billion in business financial results generation thus far. He has launched new businesses, developed products and technologies, launched products and services, captured markets, acquired customers, developed organizations, and implemented transformational business performance improvements. Mr. Muju’s contributed to supply chain transformation of a $30 billion defense OEM and a $4 billion annual material spend optimization as well as restructuring of a large engineering and R&D workforce.  He also contributed to developing globalization initiatives for Honeywell China/Mexico/India, which since 2001 has grown to well over $1 billion in global locations. He was also was tapped to help with large scale post-merger integration of a multi-billion dollar transaction involving AlliedSignal-Honeywell, as well as strategized and along with top management team drove nearly $450M valuations increase (2X) for Moser Baer as well as M&A acquisition of Philips Lab in Holland and many such other transactions during his tenure.

Titus Brenninkmeijer – Member of the Board of Advisors

Mr. Brenninkmeijer is a social entrepreneur whose work has focused on assisting global entrepreneurs to grow sustainable businesses through the development of commercially viable applications. Prior to entering the solar energy industry in 2003, he spent twenty-five years in the retail industry in the UK, Germany, Spain, Brazil and US. In 2005, he founded Solgenix, LLC, to support solar energy entrepreneurs in emerging and developed markets around the world. He is also a co-founding member and sits on the Steering Committee of the REDCO Alliance (Rural Energy Delivery Companies), a group of thirteen solar energy entrepreneurs from Latin America, Africa, and Asia. Mr. Brenninkmeijer serves as Chairman of the Energy Access Foundation, which he co-founded in 2006, a non-profit organization devoted to providing support and funding for innovation in clean energy delivery in the rural marketplace in emerging markets. Other board memberships includes ACCION International, TechnoServe, the Los Angeles Chamber Orchestra and member of the Pasadena Angels. Mr. Brenninkmeijer holds a BA from Boston College, an MBA from the Haas School of Business at UC Berkeley

Harry Sasongko –Member of the Board of Advisors

Strategic Advisor | Harry is a seasoned telecommunications and finance executive who served as Indosat’s president, director and CEO from 2009 through 2012.  Indosat (NYSE: IIT; IDX: ISAT) is the largest subsidiary of Ooredoo Q.S.C., previously Qatar Telecom (QE, ADX, LSE: ORDS, former ticker QTEL.QA).  He led Indosat to become the first public company telecommunications operator in Asia to monetize its towers to an independent public tower company and reinvigorated the subsidiary through non-strategic asset divestiture. He was also an early adopter of green energy initiatives. Earlier in his career, Harry served as CEO and president of GE Money Indonesia and Managing Director of Lippo Bank.  He started his career as a banker with Citibank, NA in 1988. In 2012, Harry was nominated as one of CNBC’s 11th Annual Asian Business Awards Leaders and was previously recognized as one of Indonesia’s Top 10 CEOs.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

Name and Principal		Salary	Compensation	Total
Position	Year	($)	($)	($)

Michel J. Freni	2013	-	-	-
Chief Executive Officer, Chief Financial	2014	-	$2,026,510	$2,026,510
Officer, and Chairman of the Board

Anamaria Pruteanu	2013	-	-	-
President	2014	-	-	N/A

Kirstin L. Gooldy	2014	$10,000	$37,500	$47,500
Chief Financial Officer, Director

Dr. Shailesh Upreti	2014		$50,000	$50,000
Chief Technology Officer

(1)

For the fiscal year ended December 31, 2014, Mr. Freni agreed to forgo cash compensation for his base salary and reimbursable expenses in exchange for 1,360,910 stock options of common stock of the company under and pursuant to the company’s incentive stock option plan and intends to do the same for 2015 base compensation.

Compensation of Directors

In consideration of their services, Members of the Board of Directors shall be issued 15,000 shares and the Chairman of the Board will be issued 20,000 shares of the Company’s common stock upon the completion of a one year term, commencing on January 1, 2015 and terminating on December 31, 2015.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2014, there were two employment arrangements with Michel J. Freni and Kirstin L. Gooldy. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Board of Advisor Compensation

In consideration of their services, Members of the Board of Advisors shall be granted 10,000 shares of the Company’s common stock options pursuant to the company’s incentive stock option plan upon the completion of a one year term, commencing on January 1, 2015 and terminating on December 31, 2015.

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

The 2013 Plan is administered by our Board of Directors or one or more designated committees. Plan awards may either be:

·	Options (ISOs),
·	Stock Awards (SAs),
·	Stock Appreciation Right (SARs), or
·	Cash Awards (CAs).

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

1,690,616 options have been granted under the 2013 Plan as of the date of this Report.

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

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (2)

Michel J. Freni (3)	13,227,740	63.74%

Anamaria Pruteanu	7,500,000	36.14%
Kirstin L. Gooldy*	25,000	0.12%
All directors and executive officers as a group	20,752,741	96.50%

Beneficial Owner and 5% Shareholder
Key Media Management(4)	5,681,157	27.38%

* denotes less than 1% ownership.

(2) Based on 21,539,240 shares of common stock issued and outstanding as of April 6, 2015. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) Includes 7,546,584 shares of Common Stock held by Mr. Freni, and 5,681,156 shares of Common Stock held by Key Media Management, a related entity for which Mr. Freni has sole voting and investment control over the shares.

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

 On various dates in 2014, the Company issued 1,038,314 shares of common stock to its CEO as reimbursement for advances the CEO made on behalf of the Company.

As of December 31, 2014 and December 31, 2013, the Company owed to this related party entity $33,045 and $24,171, respectively.

During the years ended December 31, 2014 and 2013, the Company recorded revenues of $49,235 and $32,061, respectively, from a related party (a European entity owned by a significant shareholder of the Company). During the year ended December 31, 2014, the Company recorded cost of sales of $65,756 related to a generator purchased from the same related party. No costs of sales were incurred during the year ended December 31, 2013.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings were approximately $15,000 and $15,200 for the fiscal years ended December 31, 2014 and 2013, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees related to our principal accountant for the years ended December 31, 2014 and 2013.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our Board of Directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1 (1)	Articles of Incorporation

3.2 (1)	By-Laws

10.1 (1)	Management Agreement by and between Powerstorm Capital Corp. and Key Media Management, Inc., dated October 22, 2011.

10.2 (3)	Lease Agreement.

10.3 (4)	Lease Agreement Addendum

10.4 (2)	Form of 2013 Equity Incentive Plan

10.5 (4)	Employment agreement between Company and Michel J. Freni

10.6 (4)	Employment agreement between Company and Kirstin L. Gooldy

14.1 (1)	Code of Ethics

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the Securities and Exchange Commission on October 10, 2012 as an exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on April 2, 2014 as an exhibit to the Company’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on April 15, 2015 as an Exhibit to the Company’s 2014 Report on Form 10-K, which exhibit is incorporated herein by reference.
(4)	Filed herewith.

* In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERSTORM HOLDINGS, INC.

Date: April 8, 2015	By:	/s/ Michel J. Freni
Michel J. Freni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michel J. Freni	Chief Executive Officer, Chairman of the Board of Directors	April 8, 2015
Michel J. Freni

/s/ Kirstin L. Gooldy	Chief Financial Officer, Director	April 8, 2015
Kirstin L. Gooldy

