Form 10-Q
period 2015-03-31
Powerstorm Holdings, Inc.
filed 2015-05-15
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-184363

POWERSTORM HOLDINGS, INC.

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

As of May 11, 2015, there were 21,649,240 shares of common stock issued and outstanding.

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

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POWERSTORM HOLDINGS, INC.

POWERSTORM HOLDINGS, INC.

Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,364	$495
Prepaid expenses	1,866	2,276
Total Current Assets	3,230	2,771

Fixed assets, net	51,527	4,555
Trademarks and patents	10,217	8,965
Other assets	2,500	2,500
TOTAL ASSETS	$67,474	$18,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$94,749	$61,141
Advances from related party	108,701	33,045
Accrued expenses	76,500	-
Common stock payable	41,671	-
Capital lease obligation – short-term	2,526	-
Total Current Liabilities	324,147	94,186

Capital lease obligation – long-term	12,704	-
Total Liabilities	336,851	94,186

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 21,539,240 and 21,506,195 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	21,539	21,506
Additional paid-in capital	4,284,168	4,137,610
Accumulated deficit	(4,575,084)	(4,234,511)
Total Stockholders’ Deficit	(269,377)	(75,395)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFECIT	$67,474	$18,791

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM HOLDINGS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues - related party	$14,230	$12,850

Operating expenses
General and administrative	354,323	71,949
Depreciation expense	480	310
Total operating expenses	354,803	72,259

Loss from operations	(340,573)	(59,409)

Gain on forgiveness of debt	-	14,025
Net loss	$(340,573)	$(45,384)

Loss per common share-basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	21,506,286	20,124,569

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM HOLDINGS, INC.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net loss	$(340,573)	$(45,384)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	155,217	600
Depreciation expense	480	310
Gain on forgiveness of debt	-	(14,025)
Changes in operating assets and liabilities
Prepaid expenses	410	(114)
Accounts payable	31,205	2,746
Accrued expenses	76,500	-
Net cash used in operating activities	(76,761)	(55,867)

Cash flows from investing activities
Purchases of fixed assets	(29,819)	-
Acquisitions of trademarks and patents	(1,252)	(905)
Net cash used in investing activities	(31,071)	(905)

Cash flows from financing activities
Advances from related party	108,701	54,481
Net cash provided by financing activities	108,701	54,481

Net change in cash and cash equivalents	869	(2,291)
Cash and cash equivalents - beginning of period	495	7,543
Cash and cash equivalents - end of period	$1,364	$5,252

Supplemental disclosure of cash flows information
Cash paid during the period for
Interest	$277	$-
Income taxes	$-	$-

Non-cash investing and financing activities
Issuance of common stock for related party advances	$33,045	$73,652
Capital contribution from shareholder through payment of accounts payable on behalf of the Company	$-	$5,000

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM HOLDINGS, INC.

Notes to Financial Statements

(Unaudited)

NOTE 1 – GENERAL ORGANIZATION AND BUSINESS OPERATIONS

Powerstorm Capital Corp. was formed on October 11, 2011 in the State of Delaware. On February 25, 2015, Powerstorm Capital Corp. filed a Certificate of Amendment to the Certificate of Incorporation changing its name to Powerstorm Holdings, Inc. (“we”, “Powerstorm” or the “Company”). The Company intends to be a manufacturer of hybrid energy storage systems that provides reliable off-grid solutions to: a) service providers such as telecom tower operators, managed network operators (MNOs), data centers, mining companies, hospitals, b) rural communities within the emerging markets and, c) the residential/home use and serves disaster recovery requirements.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and on the same basis as the annual audited financial statements. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2014 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 2014, included in the Form 10-K filed with the SEC on April 8, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Intangible Assets

The Company’s intangible assets consist of patents and trademarks with indefinite lives. The Company capitalizes the filing and legal fees related to the patent and trademark registrations, which totaled $10,217 and $8,965 as of March 31, 2015 and December 31, 2014, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2015 and December 31, 2014, no impairment was recorded.

Fixed Assets

Furniture and office equipment is stated at cost and depreciated using the straight-line method over 7 years, the estimated useful life of the asset. Computers and software developed or obtained for internal use are depreciated using the straight-line method over the estimated useful life of 5 years. Office leasehold improvements are amortized over 6 years, the term of the lease. Repairs and maintenance are expensed as incurred.

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

Revenue Recognition

The Company’s revenue generated consisted of revenues from consulting services from a related party. Revenue is recognized at the time when a price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been rendered, and collectability is assured.

Share-Based Compensation

The Company amortizes the cost of services received in exchange for equity instruments based on the grant date fair value of such instruments over the service period.

Equity instruments issued to parties other than employees for acquiring goods or services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Potentially dilutive securities consisted of stock options of 1,690,616 as of March 31, 2015.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is an early stage company and has incurred an accumulated loss of $4,575,084 since inception. The Company has negative working capital of $320,917 and will require additional funds to finance its business plan for the next twelve months. Due to the early stage of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FIXED ASSETS

	March 31, 2015	December 31, 2014
Furniture and equipment	$18,913	$5,608
Computers and software	29,800	2,183
Leasehold improvements	6,530	-
Less: accumulated depreciation	(3,716)	(3,236)
Fixed assets, net	$51,527	$4,555

During the three months ended March 31, 2015 and 2014, the Company recorded depreciation expense of $480 and $310, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 31, 2015, the Company issued 33,045 shares of common stock to a related party, KeyMedia Management, Inc., as reimbursement for $33,045 of advances and payments made on behalf of the Company.

As of March 31, 2015 and December 31, 2014, the Company had a related party liability due to KeyMedia Management, Inc. of $108,701 and $33,045, respectively, for advances and payments made on behalf of the Company.

During the three months ended March 31, 2015 and 2014, the Company recorded revenues of $14,230 and $12,850, respectively, from a related party (a European entity owned by a significant shareholder of the Company) for consulting services.

NOTE 6 - CAPITAL LEASE

On March 18, 2015, the Company entered into a capital lease agreement with a third party to rent office equipment. Per the lease term, the monthly payment is $481 over a lease term of 48 months. The lease term is 48 months and includes a $1 bargain purchase option at the end of the lease term. The capital lease obligation consists of the following at March 31, 2015:

Apple Capital lease-#1, interest at 22.502% per annum, payments of $481 per month, for 48 months	$15,230
Less: current portion of capital lease obligations	(2,526)
Long-term portion of capital lease obligations	$12,704

The future minimum lease payments required under the capital lease and the present value of the minimum lease payments as of March 31, 2015 are as follows:
For the year ending March 31,
2016	$5,772
2017	5,772
2018	5,772
2019	5,290
Total minimum lease payments	22,606
Less: amount representing interest	(7,376)
Present value of net minimum lease and obligation	15,230
Less: current maturities of capital lease and obligation	(2,526)
Long-term capital lease obligation	$12,704

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On October 18, 2013, the Company entered into a lease agreement with a third party to rent office premises. The lease commencement date was November 1, 2013 and ends on December 31, 2016. The Company entered into a lease addendum on February 20, 2015. Pursuant to the lease addendum, the monthly lease payment is $2,600 for January 1, 2015 through June 30, 2015, and increases to $4,800 per month starting July 1, 2015. The lease term is through February 28, 2021.

Rent expense was $7,800 and $7,500 for the quarters ended March 31, 2015 and 2014, respectively.

Employment Agreements

CEO employment agreement

On January 1, 2014, the Company entered into an employment agreement with its CEO, effective through December 31, 2016. Pursuant to the agreement, the CEO shall receive a minimum annualized salary of $300,000. During the three months ended March 31, 2015, the Company recorded $75,000 of compensation expense for this agreement, which is recorded in accrued expenses at March 31, 2015.

CFO employment agreement

On December 31, 2014, the Company entered into an employment agreement with its CFO, effective through March 31, 2018. From December 31, 2014 through March 31, 2015, the CFO remained an independent contractor for the Company and received $14,110 in consulting fees through March 31, 2015. On April 1, 2015, the CFO became a full-time contractor and will receive an annualized salary of $208,000, of which 50% shall be paid in cash and 50% shall be paid in stock options.

In addition, the CFO will be provided with a 3% ownership of the Company to be issued in common stock. The shares vest in three 1% installments on January 1, 2016, 2017, and 2018. The Company will value this obligation each quarter and record a common stock payable until the obligation is paid for in common stock of the Company. Pursuant to this agreement, the Company recorded share-based compensation expense of $41,671 for the three months ended March 31, 2015.

NOTE 8 – EQUITY

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes, with 300,000,000 shares in common stock at $0.001 par value and 5,000,000 shares in preferred stock at $0.01 par value.

On March 31, 2015, the Company issued 33,045 shares of common stock to a related party for $33,045 of advances and payments made on behalf of the Company.

During the year ended December 31, 2014, the Company appointed seven new members to its Board of Advisors and granted 10,000 non-qualified stock options (70,000 in aggregate) to each advisor which vest upon one year of service. The stock options were valued using the Black-Scholes option pricing model. Fair values of these options were calculated using the following inputs in the valuation model; 10-year term; $0.10 exercise price; common stock price of $0.10 - $2.15; risk free rate of 2.47%- 3.00% and volatility of 157%-159%. The grant date fair value of these stock options was $74,313. The Company recorded $16,865 of stock-based compensation expense during the three months ended March 31, 2015 in connection with these stock options. The remaining $9,366 of stock compensation expense will be expensed during the remainder of 2015.

On December 31, 2014, the Company granted 259,706 stock options to the Company’s CFO. The stock options were valued using the Black-Scholes option pricing model. Fair value of these options was calculated using the following inputs in the valuation model; 10-year term; $0.43 exercise price; common stock price of $1.50; risk free rate of 2.17% and volatility of 156%. The grant date fair value of the stock options was $386,724 and will vest in four equal installments quarterly over one year. During the three months ended March 31, 2015, the Company recorded share-based compensation of $96,681 pursuant to these stock options related to 64,927 stock options that vested. The remaining $290,043 of share-based compensation expense for this agreement will be expensed during the remainder of 2015.

There were no options issued during the three months ended March 31, 2015.

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2015, the Company entered into a lease agreement for office furniture. Pursuant to the agreement, the Company will make 36 payments of $896.

On April 1, 2015, the Company amended its capital lease whereby the Company added $2,763 of equipment to the capital lease, which increased the monthly payment to from $481 per month to $565 per month.

On April 9, 2015, the Company granted 213,000 stock options in aggregate to certain employees and consultants.

On April 10, 2015, the Company entered into a consulting agreement with the Brewer Group. Pursuant to the agreement, the Brewer Group will be issued 400,000 shares of common stock of which 100,000 were issued on April 10, 2015, 100,000 shares shall be issued on July 1, 2015, 100,000 shares shall be issued on October 1, 2015, and 100,000 shares shall be issued on January 1, 2016. In addition, the Brewer Group was granted 400,000 stock options with an exercise price of $0.43 per share which will vest on January 1, 2016.

On May 1, 2015, the Company entered into a contractor agreement with a contractor. The Company issued the contractor 10,000 shares of common stock and shall issue the contractor an additional 10,000 shares on or around August 1, 2015. In addition, should this contractor become an employee, he will receive a grant of 50,000 stock options and receive a salary of $166,000 per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Powerstorm Holdings, Inc. dba Powerstorm ESS. (“Powerstorm”, the “Company”, “we”, and “our”) for the quarter ended March 31, 2015. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the quarter ended March 31, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

The zeroXess system is capable of providing off-grid solar lighting for personal use in small houses in established and emerging rural markets, in humanitarian relief, disaster recovery efforts, and camping.

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

Our Strategy

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

Results of Operations

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues – related parties	$14,230	$12,850
Total operating expenses	(354,803)	(72,259)
Gain on settlement of accounts payable	-	14,025
Net loss	$(340,573)	$(45,384)

For the three months ended March 31, 2015 and 2014

Revenues

We generated revenues from related party consulting services of $14,230 and $12,850 during the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to the increase in consultancy hours.

Operating Expenses

We incurred total operating expenses of $354,803 and $72,259 for the three months ended March 31, 2015 and 2014, respectively. The increase of $282,544 was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in independent contractor payments, audit, bookkeeping and legal and public relations fees.

Net Loss

During the three months ended March 31, 2015 and 2014, we incurred a net loss of $340,573 and $45,384, respectively. The increase of $295,189 was primarily due to an increase in share-based compensation. The remainder is attributed to increases in independent contractor payments, audit, bookkeeping and legal and public relations fees.

Liquidity and Capital Resources

Our financial condition as of March 31, 2015 and December 31, 2014 is summarized as follows:

Working Capital:

	March 31, 2015	December 31, 2014
Current Assets	$3,230	$2,771
Current Liabilities	(324,147)	(94,186)
Working capital deficit	$(320,917)	$(91,415)

Cash Flows:

	March 31, 2015	March 31, 2014
Cash used in operating activities	$(76,761)	$(55,867)
Cash used in investing activities	(31,071)	(905)
Cash provided by financing activities	108,701	54,481
Net increase (decrease) in cash	$869	$(2,291)

We have incurred an accumulated loss of $4,575,084 since inception and we had a working capital deficit of $320,917 as of March 31, 2015, which indicates substantial doubt as to our ability to continue as a going concern.

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

Our resources were insufficient to effectuate our inaugural business plan dated October 10, 2011, that extended through the period ending March 31, 2015. We expect to incur a minimum of $1,500,000 in operating expenses during the subsequent 12 months of operations.

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

Intangible Assets

The Company’s intangible assets consist of patents and trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the patents and trademark registrations, which totaled $10,217 and $8,965 as of March 31, 2015 and December 31, 2014, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of March 31, 2015 and December 31, 2014, no impairment was recorded.

Revenue Recognition

The Company’s revenue generated consisted of revenues from consulting services from a related party. Revenue is recognized at the time when a price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been rendered, and collectability is assured.

Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors to be recognized in the financial statements, based on their fair value. The Company measures share-based compensation to consultants in accordance with ASC 505-50, Equity-Based Payments to Non- Employees, and recognizes the fair value of the award over the period the services are rendered or goods are provided.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting periods or the period before the vesting date of the respective award on a straight- line basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

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

1)	Insufficient segregation of duties. We did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

2)	Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

(b) Changes in Internal Control over Financial Reporting

The Company has hired an internal accountant during the period ending March 31, 2015. There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 33,045 shares of common stock on March 31, 2015 to a related party for advances and payments made on behalf of the Company.

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

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERSTORM HOLDINGS, INC.

Date: May 15, 2015

	By:	/s/ Michel J. Freni
Michel J. Freni
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015

	By:	/s/ Kirstin L. Gooldy
Kirstin L. Gooldy
Chief Financial Officer
(Principal Financial Officer)

