Form 10-Q
period 2015-06-30
Powerstorm Holdings, Inc.
filed 2015-08-14
CIK 1558294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

424-327-2991

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

As of August 14, 2015, there were 22,395,809 shares of common stock issued and outstanding.

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

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POWERSTORM HOLDINGS, INC.

POWERSTORM HOLDINGS, INC.

Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$48,965	$495
Prepaid expenses	2,479	2,276
Total current assets	51,444	2,771

Fixed assets, net	49,704	4,555
Trademarks and patents	11,200	8,965
Other assets	2,500	2,500
TOTAL ASSETS	$114,848	$18,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$102,731	$61,141
Advances from related party	-	33,045
Accrued expenses	196,200	-
Common stock payable	44,591	-
Capital lease obligations – short-term	13,753	-
Promissory note to related party	34,526	-
Convertible debt, net of discount of $80,710	6,290	-
Derivative liability	121,195	-
Total current liabilities	519,286	94,186

Capital lease obligations – long-term	36,792	-
TOTAL LIABILITIES	$556,078	$94,186

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 22,295,809 and 21,506,195 shares issued and outstanding	22,296	21,506
Additional paid-in capital	5,119,420	4,137,610
Accumulated deficit	(5,582,946)	(4,234,511)
TOTAL STOCKHOLDERS’ DEFICIT	(441,230)	(75,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$114,848	$18,791

The accompanying notes are an integral part of these unaudited financial statements.

 POWERSTORM HOLDINGS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues - related party	$13,900	$13,455	$28,130	$26,305

Operating expenses
General and administrative	960,486	73,909	1,314,809	145,858
Depreciation expense	11,002	310	11,482	620
Total operating expenses	971,488	74,219	1,326,291	146,478

Loss from operations	(957,588)	(60,764)	(1,298,161)	(120,173)

Gain on forgiveness of debt	-	-	-	14,025
Interest expense	(9,079)	-	(9,079)	-
Unrealized loss on derivative liability	(41,195)	-	(41,195)	-

Net loss	$(1,007,862)	$(60,764)	$(1,348,435)	$(106,148)

Loss per common share-basic and diluted	$(0.05)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	21,584,829	20,852,901	21,560,113	20,490,745

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM HOLDINGS, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,348,435)	$(106,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	760,855	1,855
Amortization of debt discount	6,290	-
Depreciation expense	11,482	620
Unrealized loss on derivative liability	41,195	-
Gain on forgiveness of debt	-	(14,025)
Changes in operating assets and liabilities:
Prepaid expenses	(203)	403
Accounts payable	41,590	8,799
Accrued expenses	240,791	-
Net cash used in operating activities	(246,435)	(108,496)

Cash flow from investing activities:
Purchase of fixed assets	(2,967)	-
Payments for trademarks and patents	(2,235)	(905)
Net cash used in investing activities	(5,202)	(905)

Cash flow from Financing Activities:
Payments of capital lease obligations	(3,119)	-
Proceeds from issuance of convertible debt	80,000	-
Advances from related party	223,226	108,151
Net cash provided by financing activities	300,107	108,151

Net change in cash and cash equivalents	48,470	(1,250)
Cash and cash equivalents - beginning of period	495	7,543
Cash and cash equivalents - end of period	$48,965	$6,293

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for related party advances	$221,229	$73,652
Capital lease obligations on fixed assets	$53,664	$-
Capital contribution from shareholder through payment of accounts payable on behalf of the Company	$-	$12,000
Issuance of promissory note for related party advances	$34,526	$-
Debt discount	$87,000	$-

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

Intangible Assets

The Company’s intangible assets consist of patents and trademarks with indefinite lives. The Company capitalizes the filing and legal fees related to the patent and trademark registrations, which totaled $11,200 and $8,965 as of June 30, 2015 and December 31, 2014, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2015 and December 31, 2014, no impairment was recorded.

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

Accounting for Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

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

Fair Value Measurements

As defined in FASB ASC Topic No. 820 – 10, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that the Company values using observable market data. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the variable feature convertible debt instrument was calculated using the black scholes model.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. At June 30, 2015, the Company had 2,243,616 stock options and 431,976 shares issuable upon the conversion of convertible debt that would have been included in its calculation of diluted net loss per common share if they were not anti-dilutive.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is an early stage company and has incurred an accumulated loss of $5,582,946 since inception. The Company has negative working capital of $467,842 and will require additional funds to finance its business plan for the next twelve months. Due to the early stage of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FIXED ASSETS

	June 30, 2015	December 31, 2014
Furniture and equipment	$18,913	$5,608
Computers and software	38,979	2,183
Leasehold improvements	6,530	-
Less: accumulated depreciation	(14,718)	(3,236)
Fixed assets, net	$49,704	$4,555

During the six months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $11,482 and $620, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On June 16, 2015, the Company issued a convertible note to a third party in the principal amount of $87,000 in exchange for cash proceeds of $80,000 (a $7,000 original issue discount). This note is payable with interest bearing 10% per annum on February 16, 2016. The note is convertible, in whole or in part, into shares of common stock of the Company at a conversion price of 43% of the lowest three trading prices of the common stock for the 10 trading days immediately preceding the date of conversion.

The Company has the right to redeem the outstanding convertible note at a redemption price of: (i) 125% of the note outstanding thirty (30) days following the issue date; (ii) thirty one (31) to sixty (60) days following the issue date, 130% of the note outstanding; (iii) sixty-one (61) to ninety (90) days following the issue date, 135% of the note outstanding; (iv) ninety-one (91) days to one hundred and eighty days (180) following the issue date, 140% of the note outstanding.

The Company evaluated the terms of the convertible note in accordance with ASC 815 – 40,  Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as separate derivative liability. The Company recognized a debt discount for the amount of the derivative liability in the amount of $80,000 that will be amortized to interest expense of the life of the note.

As of June 30, 2015, the amount of discount amortized for these notes was $6,290.

NOTE 6 – PROMISSORY NOTE PAYABLE

On June 30, 2015, the Company entered into a $34,526 promissory note with Michel J. Freni, the CEO and Chairman for advances and payments made on behalf of the Company. Interest accrues at 8% and the note is due upon demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 31, 2015, the Company issued 33,045 shares of common stock to a related party, KeyMedia Management, Inc., as reimbursement for $33,045 of advances and payments made on behalf of the Company. These shares were valued at the grant date fair value of the common stock of $33,045.

On May 18, 2015, the Company issued 217,402 shares of common stock to a related party, KeyMedia Management, Ltd., as reimbursement for $108,701 of advances and payments made on behalf of the Company. The shares were valued at the grant date fair value of $110,875. The issuance of these shares reduced advances owed to the CEO by the Company of $108,701 and the remainder ($2,174) was considered stock-based compensation.

On June 30, 2015, the Company issued 266,667 shares of common stock to a Carmelia Lau as reimbursement for $80,000 of payments made by Michel J. Freni and KeyMedia Management Ltd. on behalf of the Company. The shares were valued at the grant date fair value of $106,667. The issuance of these shares reduced advances owed to the CEO by the Company of $80,000 and the remainder ($26,667) was considered stock-based compensation.

As of June 30, 2015 and December 31, 2014, the Company had a related party liability due to KeyMedia Management, Inc. of $0 and $33,045, respectively, for advances and payments made on behalf of the Company.

During the six months ended June 30, 2015 and 2014, the Company collected and recorded revenues of $28,130 and $26,305, respectively, from a related party (a European entity owned by a significant shareholder of the Company) for consulting services.

NOTE 8 - CAPITAL LEASES

The Company entered into a capital lease agreements with third parties during the six months ended June 30, 2015 to rent office equipment. The capital leases contain a bargain purchase option at the end of the leases.

The future minimum lease payments required under the capital lease obligations and the present value of the minimum lease payments as of June 30, 2015 are as follows:

For the year ending June 30,
2016	$21,276
2017	21,276
2018	17,652
2019	5,650
Total minimum lease payments	65,854
Less: amount representing interest	(15,309)
Present value of net minimum lease obligations	50,545
Less: current maturities of capital lease obligations	(13,753)
Long-term capital lease obligations	$36,792

NOTE 9 – DERIVATIVE LIABILITIES

Activity for derivative liability related to the variable conversion feature on convertible debt during the six months ended June 30, 2015 was as follows:

	Balance at December 31, 2014	Initial valuation of derivative liability upon issuance of variable feature convertible note	Change in fair value of derivative liability	Balance at June 30, 2015

Convertible debt	$-	$80,000	$41,195	$121,195
Total	$-	$80,000	$41,195	$121,195

The fair value of the derivative was valued on the date of the issuance of the convertible debt using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1%, (2) term of 0.67 years, (3) expected stock volatility of 155%, (4) expected dividend rate of 0%, and (5) common stock price of $0.51.

The fair value of the derivative was valued on June 30, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1%, (2) term of 0.63 years, (3) expected stock volatility of 155%, (4) expected dividend rate of 0%, and (5) common stock price of $0.40.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Rent expense was for the six months ending June 30, 2015 and 2014 was $15,600 and $15,000, respectively.

Employment Agreements

CEO employment agreement

On January 1, 2014, the Company entered into an employment agreement with its CEO, effective through December 31, 2016. Pursuant to the agreement, the CEO shall receive a minimum annualized salary of $300,000. During the six months ended June 30, 2015, the Company recorded $150,000 of compensation expense for this agreement, which is recorded in accrued expenses at June 30, 2015.

CFO employment agreement

On December 31, 2014, the Company entered into an employment agreement with its CFO, effective through March 31, 2018, in which the CFO will provide consulting services to the Company. Pursuant to the agreement, the CFO shall receive an annualized salary of $208,000, of which 50% shall be paid in cash and 50% shall be paid in stock options. During the six months ended June 30, 2015, the CFO received $40,108 in consulting fees. No additional stock options are issuable pursuant to this agreement in 2015.

In addition to a salary, the CFO will be provided with a 3% ownership of the Company to be issued in common stock. The shares vest in three 1% installments on January 1, 2016, 2017, and 2018. The Company will value this obligation each quarter and record a common stock payable until the obligation is paid for in common stock of the Company. Pursuant to this agreement, the Company recorded share-based compensation expense of $44,591 for the six months ended June 30, 2015.

NOTE 11 – EQUITY

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes, with 300,000,000 shares in common stock at $0.001 par value and 5,000,000 shares in preferred stock at $0.01 par value.

Issuance of common stock

During June 2015, the Company issued 266,667 shares of common stock at their fair value to an individual as reimbursement for $80,000 of advances and payments made on behalf of the Company by Michel J. Freni and KeyMedia Management Ltd.

During June 2015, the Company issued 50,000 shares of common stock to a director of the Company for services. The Company recorded stock-based compensation of $75,000 based on the grant date fair value of the common stock.

During May 2015, the Company issued 217,402 shares of common stock at their fair value to a related party, KeyMedia Management, Ltd., as reimbursement for $108,701 of advances and payments made on behalf of the Company.

During May 2015, the Company issued 100,000 shares of common stock to the Company’s CFO for services. The Company recorded stock-based compensation of $145,000 based on the grant date fair value of the common stock.

During May 2015, the Company issued 22,500 shares of common stock to consultants for services. The Company recorded stock-based compensation of $16,775 based on the grant date fair value of the common stock.

During April 2015, the Company entered into a consulting agreement for Business Development and Marketing services with a third party. The agreement is effective through December 31, 2015. In exchange for the services, the Company agreed to a consulting fee of $2,000 per month. In addition, the Company agreed to grant 100,000 shares of common stock on April 1, 2015, July 1, 2015, October 1, 2015 and January 1, 2016 (400,000 shares in aggregate). The Company recorded stock-based compensation of $150,933 based on the grant date fair value of the common stock.

During March 2015, the Company issued 33,045 shares of common stock to a related party for $33,045 of advances and payments made on behalf of the Company.

Stock Options

A summary of the Company’s option activities for the six months ended June 30, 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Weighted- Average Grant Date Fair Value
Options Outstanding, December 31, 2014	1,690,616	$0.51	9.84	$1.47

Options granted	653,000	$0.43	10.00	$0.73

Options exercised	-	$-	-	$-

Options forfeited	(100,000)	$0.43	-	$1.49
Options Outstanding at June 30, 2015	2,243,616	$0.49	9.57	$1.25

Options Vested and Exercisable at June 30, 2015	1,483,763	0.54	9.52	$1.47

 The aggregate intrinsic value of stock options outstanding at June 30, 2015 was $21,000.

During the year ended December 31, 2014, the Company appointed seven new members to its Board of Advisors and granted 10,000 non-qualified stock options (70,000 in aggregate) to each advisor that vest upon one year of service. The stock options were valued using the Black-Scholes option pricing model. Fair values of these options were calculated using the following inputs in the valuation model; 10-year term; $0.10 exercise price; common stock price of $0.10 - $2.15; risk free rate of 2.47%- 3.00% and volatility of 156%-159%. The grant date fair value of these stock options was $74,313. The Company recorded $24,346 of stock-based compensation expense during the six months ended June 30, 2015 in connection with these stock options. The remaining $1,973 of stock compensation expense will be expensed during the remainder of 2015.

On December 31, 2014, the Company granted 259,706 stock options to the Company’s CFO. The stock options were valued using the Black-Scholes option-pricing model. Fair value of these options was calculated using the following inputs in the valuation model; 10-year term; $0.43 exercise price; common stock price of $1.50; risk free rate of 2.17% and volatility of 156%. The grant date fair value of the stock options was $386,724 and will vest in four equal installments quarterly over one year. On May 29, 2015, the CFO forfeited 100,000 stock options. The grant date fair value of the remaining stock options pursuant to this agreement is $238,034. During the six months ended June 30, 2015, the Company recorded share-based compensation of $119,017 pursuant to these stock options related to 79,853 stock options that vested. The remaining $119,017 will be expensed during the remainder of 2015.

On April 9, 2015, the Company granted 213,000 stock options to the various independent contractors, independent consultants and advisors. The stock options were valued using the Black-Scholes option pricing model. Fair value of these options was calculated using the following inputs in the valuation model; 10-year term; $0.43 exercise price; common stock price of $1.50; risk free rate of 1.97% and volatility of 156%. The grant date fair value of the stock options was $163,770. The stocks option grants have various vesting schedules as approved by the Board of Directors, of which 43,000 stock options vested during quarter ending June 30, 2015, 20,000 will vest on December 31, 2015 and the remaining 150,000 vest in quarterly installments on July 1, 2015, October 1, 2015 and January 1, 2016. The Company recorded $97,133 of stock-based compensation expense during the six months ended June 30, 2015 in connection with these stock options. The remaining $66,637 of stock compensation expense will be expensed during the remainder of 2015.

On April 10, 2015, the Company granted 400,000 stock options for The Brewer Group for Business Development and Marketing Services. The stock options were valued using the Black-Scholes option pricing model. Fair value of these stock options was calculated using the following inputs in the valuation model; 10-year term; $0.43 exercise price; common stock price of $0.78; risk free rate of 1.96% and volatility of 156%. The grant date fair value of the stock options was $307,532 and will vest on January 1, 2016. The Company recorded $102,511 of stock-based compensation expense during the six months ended June 30, 2015 in connection with these stock options. The remaining $205,021 of stock compensation expense will be expensed during the remainder of 2015.

On May 4, 2015, the Company granted 40,000 stock options to four (4) of its Board of Advisors for compensation during the fiscal year 2015. The stock options were valued using the Black-Scholes option pricing model. Fair value of these options was calculated using the following inputs in the valuation model; 10-year term; $0.43 exercise price; common stock price of $0.10; risk free rate of 2.05% to 2.16% and volatility of 155%. The grant date fair value of the stock options was $3,897 and will vest on December 31, 2015. The Company recorded $1,299 of stock-based compensation expense during the six months ended June 30, 2015 in connection with these stock options. The remaining $2,598 of stock compensation expense will be expensed during the remainder of 2015.

NOTE 12 -FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Variable conversion features - convertible debt derivatives			$121,195	$121,195
Total	$-	$-	$121,195	$121,195

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended June 30,
	2015	2014
Beginning balance	$-	$-
Additions	80,000	-
Change in fair value	41,195	-
Ending balance	$121,195	$-

Change in unrealized loss included in earnings	$41,195	$-

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2015, the Company issued 100,000 shares of common stock to The Brewer Group pursuant to the consulting agreement described in Note 11.

On July 14, 2015, the Company entered into a capital lease agreement with a third party to rent equipment. As per the lease term, the monthly payment is $724 over a lease term of 60 months with the lease being effective August 1, 2015. The lease term includes a $1 bargain purchase option at the end of the lease term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Powerstorm Holdings, Inc. dba Powerstorm ESS. (“Powerstorm”, the “Company”, “we”, and “our”) for the three and six months ended June 30, 2015. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the three and six months ended June 30, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Our Products

MESS

The MESS is a containerized and optimized hybrid energy solution that can provide renewable and reliable off-grid power. The MESS container has a diesel generator/alternator combined with our Lithium Ion battery-based system and powered by Solar and/or Wind Turbines. The MESS unit is equipped with our patent pending remote monitoring system, the “digital brain” that incorporates and covers the BMS, TMS and NMS. The MESS is plug-and-play and can be operational within a single day when set up and tested by technicians.

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

zeroXess

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

Our Market Strategy

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

Anchor Point(s)

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

Community Power

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

VAR’s and Distributors

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

Plan of Operations

Powerstorm has identified its initial target market and vertical for the sale of its product in the near term:

1)	Areas in the world where energy is non-existent or unreliable and unstable (e.g., Africa, South East Asia, Middle East and Latin America). The first market of focus is North Eastern region of Africa including the Horn of Africa.

2)	The first target vertical within the market is the Telecom Operator which is primarily being powered by diesel generators and lead acid batteries in which case the displaced cost of energy include upfront cost of the equipment and ongoing operating cost of the generator and fuel.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues – related party	$13,900	$13,455	$28,130	$26,305
Operating expenses
General and administrative	(960,486)	(73,909)	(1,314,809)	(145,858)
Depreciation expense	(11,002)	(310)	(11,482)	(620)
Total operating expenses	(971,488)	(74,219)	(1,326,291)	(146,478)
Gain on forgiveness of debt	-	-	-	14,025
Interest expense	(9,079)	-	(9,079)	-
Unrealized loss on derivative liability	(41,195)	-	(41,195)	-
Net loss	$(1,007,862)	$(60,764)	$(1,348,435)	$(106,148)

For the three months ended June 30, 2015 and 2014

Revenues

The Company generated revenues from related party consulting services of $13,900 and $13,455 during the three months ended June 30, 2015 and 2014. The increase was primarily due to the increase in consultancy hours.

Operating Expenses

We incurred total operating expenses of $971,488 and $74,219 for the three months ended June 30, 2015 and 2014. The increase was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in marketing, independent contractor payments, audit, bookkeeping and legal and investor relation’s fees.

Net Loss

During the three months ended June 30, 2015 and 2014, we incurred a net loss of $1,007,862 and $60,764, respectively. The increase was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in marketing, independent contractor payments, audit, bookkeeping and legal and investor relation’s fees.

For the six months ended June 30, 2015 and 2014

Revenues

The Company generated revenues from related party consulting services of $28,130 and $26,305, respectively, for the six months ended June 30, 2015 and 2014. The increase was primarily due to the increase in consultancy hours.

Operating Expenses

We incurred total operating expenses of $1,326,291 and $146,478, respectively for the six months ended June 30, 2015 and 2014. The increase was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in marketing, independent contractor payments, audit, bookkeeping and legal and investor relation’s fees.

Net Loss

During the six months ended June 30, 2015 and 2014 we incurred a net loss of $1,348,435 and $106,148. The increase was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in marketing, independent contractor payments, audit, bookkeeping and legal and investor relation’s fees.

Liquidity and Capital Resources

Our financial condition as of June 30, 2015 and December 31, 2014 is summarized as follows:

Working Capital:

	June 30, 2015	December 31, 2014
Current Assets	$51,444	$2,771
Current Liabilities	(519,286)	(94,186)
Working capital deficit	$(467,842)	$(91,415)

Cash Flows:

	June 30, 2015	June 30, 2014
Cash used in operating activities	$(246,435)	$(108,496)
Cash used in investing activities	(5,202)	(905)
Cash provided by financing activities	300,107	108,151
Net increase (decrease) in cash	$48,470	$(1,250)

We have incurred an accumulated loss of $5,582,946 since inception and we had a working capital deficit of $467,842 as of June 30, 2015, which indicates substantial doubt as to our ability to continue as a going concern. The Company received cash proceeds of $80,000 from a convertible note to fund research, development, selling, and general administrative expenses while management continues to pursue additional financing options.

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

Our resources were insufficient to effectuate our inaugural business plan dated October 10, 2011, that extended through the period ending June 30, 2015. We expect to incur a minimum of $1,500,000 in operating expenses during the subsequent 12 months of operations.

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

Intangible Assets

The Company’s intangible assets consist of patents and trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the patents and trademark registrations, which totaled $11,200 and $8,965 as of June 30, 2015 and December 31, 2014, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of June 30, 2015 and December 31, 2014, no impairment was recorded.

Revenue Recognition

The Company’s revenue generated consisted of revenues from consulting services from a related party. Revenue is recognized at the time when a price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been rendered, and collectability is assured.

Share-Based Compensation

Compensation expense for all share-based payment awards made to employees and directors are recognized in the financial statements based on their fair value. The Company measures share-based compensation to consultants and recognizes the fair value of the award over the period the services are rendered or goods are provided.

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

(b) Changes in Internal Control over Financial Reporting

The Company has hired an internal accountant during the period ending June 30, 2015. There were no changes in our internal control over financial reporting during the Six months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2015, the Company issued 266,667 shares of common stock to a Carmelia Lau as reimbursement for $80,000 of advances and payments made by Michel J. Freni and KeyMedia Management Ltd on behalf of the Company.

On June 24, 2015, the Company issued 50,000 shares of common stock to Michael and Pat Porter as compensation for Michael Porter’s services performed as director of the Company.

On May 18, 2015, the Company issued 217,402 shares of common stock to a related party, KeyMedia Management, Ltd., as reimbursement for $108,701 of advances and payments made on behalf of the Company.

On April 9, 2015, the Company issued 100,000 shares of common stock to The Brewer Group as further described in Note 10.

On March 31, 2015, the Company issued 33,045 shares of common stock to a related party for $33,045 of advances and payments made on behalf of the Company.

On April 9, 2015, the Company granted 213,000 stock options to the various independent contractors, independent consultants and advisors. The stock options were valued using the Black-Scholes option pricing model. Fair value of these options was calculated using the following inputs in the valuation model; 10-year term; $0.43 exercise price; common stock price of $1.50; risk free rate of 1.97% and volatility of 156%. The grant date fair value of the stock options was $163,770.00. The stocks option grants have various vesting schedules as approved by the Board of Directors, of which 43,000 stock options vested during quarter ending June 30, 2015, 20,000 will vest on December 31, 2015 and the remaining 150,000 vest in quarterly installments April 1, 2015, July 1, 2015, October 1, 2015 and January 1, 2016.

On April 10, 2015, the Company granted 400,000 stock options to The Brewer Group for Business Development and Marketing Services that will vest on January 1, 2016. The stock options were valued using the Black-Scholes option pricing model. Fair value of these options was calculated using the following inputs in the valuation model; 10-year term; $0.43 exercise price; common stock price of $0.78; risk free rate of 1.96% and volatility of 156%. The grant date fair value of the stock options was $307,532.00.

On May 4, 2015, the Company granted 40,000 stock options to four (4) of its Board of Advisors for compensation during the fiscal year 2015. The stock options were valued using the Black-Scholes option pricing model. Fair value of these options was calculated using the following inputs in the valuation model; 10-year term; $0.43 exercise price; common stock price of $0.10; risk free rate of 2.05% to 2.16% and volatility of 155%. The grant date fair value of the stock options was $3,897.00 and the stock options will vest on December 31, 2015.

On June 16, 2015, the Company closed a financing transaction pursuant to a Securities Purchase Agreement, dated June 12, 2015 (“Securities Purchase Agreement”) and Convertible Promissory Note, dated June 12, 2015 (the “Note”), each entered into by the Company and Carebourn Capital, L.P. (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the aggregate principal amount of the 10% convertible note is $87,000 and, as described below, the purchase price of the Note is $80,000.

The terms of the Note are as follows:

The Note, dated June 12, 2015 (the “Issue Date”), earns interest at an annual rate equal to 10% and provides for a maturity date of February 16, 2016. Any amount of principal or interest not paid when due will bear interest at an annual rate of 22% applied from the due date until the date of payment. The Note carries an original issue discount of $4,000. As described above, the Company agrees to pay the Purchaser $3,000 to cover certain fees incurred in connection with the Securities Purchase Agreement and Note. The original issue discount and the amount for fees are included the initial principal amount of the Note. As a result, the purchase price of the Note is $80,000, which is an aggregate $87,000 in initial principal balance, less the $4,000 original issue discount and $3,000 in fees.

The conversion price is equal to 57% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10-day period ending on the latest complete trading day prior to the date of conversion (represents a 43% discount). The convertibility of the Note may be limited if, upon conversion, the Purchaser or any of its affiliates would beneficially own more than 4.99% of the Company’s common stock. While the Purchaser’s conversion rights exist, the Company will reserve a sufficient number of shares from its authorized and unissued shares of common stock to provide for the issuance of common stock upon the full conversion of the Note.

The Company may prepay the Note in full by paying off all principal, interest and any other amounts owing multiplied by (i) 125% if prepaid during the period commencing on the Issue Date through 30 days thereafter, (ii) 130% if prepaid between 31 days and 60 days following the Issue Date, (iii) 135% if prepaid between 61 days and 90 days following the Issue Date, (iv) 140% if prepaid between 91 days and 120 days following the Issue Date, (v) 140% if prepaid between 121 days and 150 days following the Issue Date, and (vi) 140% if prepaid between 151 days and 180 days following the Closing Date. After the expiration of 180 days following the Issue Date, the Company has no right of prepayment.

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

Date: August 14, 2015

	By:	/s/ Michel J. Freni
Michel J. Freni
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015

	By:	/s/ Kirstin L. Gooldy
Kirstin L. Gooldy
Chief Financial Officer
(Principal Financial Officer)

