Form 10-Q
period 2015-09-30
Powerstorm Holdings, Inc.
filed 2015-11-16
CIK 1558294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015, there were 22,565,809 shares of common stock issued and outstanding.

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

EXPLANATORY NOTE

The financial information disclosed in Item 1 and the notes to the financial statements therein were not reviewed or certified by an auditor.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POWERSTORM HOLDINGS, INC.
INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	F-2

Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

POWERSTORM HOLDINGS, INC.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$1,810	$495
Accounts receivable	78,223	-
Prepaid expenses	2,066	2,276
Total current assets	82,099	2,771

Furniture and office equipment, net	58,619	4,555
Trademarks & Patents	18,663	8,965
Other assets	2,500	2,500
TOTAL ASSETS	$161,881	$18,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$265,857	$61,141
Advances from related party	57,409	33,045
Accrued Expenses	275,863	-
Capital Lease Liabilities - short – term	22,502	-
Common stock payable	18,668
Promissory Note (with accrued interest)	35,216	-
Convertible debt, net of discount of $54,375	32,625	-
Interest payable	2,540
Derivative Liability	132,440
Total current liabilities	843,120	94,186

Long Term Liabilities
Capital Lease Liabilities - long-term	66,469	-
TOTAL LIABILITIES	$909,589	$94,186

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock, par value $0.001 per share, 300,000,000 shares authorized; 22,628,578 and 21,506,195 shares issued and outstanding	22,628	21,506
Additional paid-in capital	5,366,053	4,137,610
Accumulated deficit	(6,136,389)	(4,234,511)
TOTAL STOCKHOLDERS’ DEFICIT	(747,708)	(75,395)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$161,881	$18,791

The accompanying notes are an integral part of these unaudited financial statements.

 POWERSTORM HOLDINGS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues - related party	$160,925	$93,258	$189,055	$119,563
Cost of revenues	(143,510)	(65,756)	(143,510)	(65,756)
Gross profit	17,415	27,502	45,545	53,807

Operating expenses
General and administrative	493,281	107,533	1,808,336	253,392
Depreciation expense	34,207	310	45,688	929
Total operating expenses	527,488	107,843	1,854,024	254,321

Loss from operations	(510,073)	(80,341)	(1,808,479)	(200,514)

Other income	-	-	246	-
Gain on Forgiveness of debt	-	384	-	14,409
Interest Expense	(32,126)	-	(41,205)	-
Unrealized Gain/Loss	(11,245)	-	(52,440)	-

Net loss	$(553,444)	$(79,957)	$(1,901,878)	$(186,105)

Loss per common share-basic and diluted	$(0.02)	$(0.00)	$0.09)	$(0.01)

Weighted average number of common share outstanding - basic and diluted	22,339,895	20,853,957	21,604,199	20,614,968

The accompanying notes are an integral part of these unaudited financial statements.

POWERSTORM HOLDINGS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net loss	$(1,901,878)	$(186,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,007,820	53,909
Depreciation expense	45,688	929
Amortization expense - debt discount	32,625
Unrealized loss - derivative	52,440
Gain on settlement of accounts payable	-	14,409
Changes in operating assets and liabilities:
Accounts receivable	(78,223)	(4,846)
Accrued Expense	275,863	-
Prepaid expenses	210	(253)
Accrued Stock Payable expenses	18,668	-
Interest Payable	3,231	-
Accounts payable	204,716	(30,484)
Net cash used in operating activities	(338,841)	(152,441)

Cash flow from investing activities:
Purchase of furniture and office equipment	(2,968)	-
Acquisition of Patents & trademarks	(9,697)	(1,784)
Net cash used in investing activities	(12,665)	(1,784)

Cash flow from Financing Activities:
Payment of capital lease obligation	(7,814)	-
Payments made on trademarks	-	157,011
Derivative liabilities	80,000	-
Advances from related party	280,635	-
Net cash provided by financing activities	352,821	157,011

Net change in cash and cash equivalents	1,315	2,786
Cash and cash equivalents - beginning of period	495	7,543
Cash and cash equivalents - end of period	$1,810	$10,329

Supplemental disclosure of cash flows information:
Cash paid during the period for:	-	-
Interest	-	-
Income taxes	-	-

Non-cash investing and financing activities:
Conversion of advance to promissory note	34,526	-
Capital leases	96,785	-
Debt discount	87,000	-
Issuance of common stock for related party advances	221,229	-
Shares issued to repay advances from related party	$-	$136,735
Shares issued to settle accounts payable	$256,272	$1,500
Additional Paid in Capital contribution by shareholder to pay accounts payable on behalf of the Company	$188,217	$25,100

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

Intangible Assets

The Company’s intangible assets consist of patents and trademarks with indefinite lives. The Company capitalizes the filing and legal fees related to the patent and trademark registrations, which totaled $18,663 and $8,965 as of September 30, 2015 and December 31, 2014, respectively.

The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of September 30, 2015 and December 31, 2014, no impairment was recorded.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. At September 30, 2015, the Company had 2,243,616 stock options and 1,682,785 shares issuable upon the conversion of convertible debt that would have been included in its calculation of diluted net loss per common share if they were not anti-dilutive.

Recent Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and depends upon the Company’s ability to establish itself as a profitable business. The Company is an early stage company and has incurred an accumulated loss of $6,136,389 since inception. The Company has negative working capital of $760,020 and will require additional funds to finance its business plan for the next twelve months. Due to the early stage of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. To date, the Company’s founders have provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses.

The Company is planning to obtain financing either through the issuance of equity or debt. To the extent that funds generated from any private placements, public offerings, and/or bank financings are insufficient, the Company will have to raise additional working capital through other sources.

NOTE 4 – FIXED ASSETS

	September 30, 2015	December 31, 2014
Furniture and equipment	$1,191	$5,608
Computers and software	49,823	2,183
Less: accumulated depreciation	(48,924)	(3,236)
Furniture and office equipment, net	$52,089	$4,555
Leasehold Improvements	6,530	-
Total Fixed Assets	$58,619	$4,555

During the nine months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $45,688 and $929, respectively.

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

As of September 30, 2015, the amount of discount amortized for these notes was $32,625.

NOTE 6 – PROMISSORY NOTE PAYABLE

On June 30, 2015, the Company entered into a $34,526 promissory note with Michel J. Freni, the CEO and Chairman for advances and payments made on behalf of the Company. Interest accrues at 8% and the note is due upon demand.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 31, 2015, the Company issued 33,045 shares of common stock to a related party, KeyMedia Management, Inc., as reimbursement for $33,045 of advances and payments made on behalf of the Company. These shares were valued at the grant date fair value of the common stock of $33,04

On May 18, 2015, the Company issued 217,402 shares of common stock to a related party, KeyMedia Management, Ltd., as reimbursement for $108,701 of advances and payments made on behalf of the Company. The shares were valued at the grant date fair value of $110,875. The issuance of these shares reduced advances owed to the CEO by the Company of $108,701 and the remainder ($2,174) was considered stock-based compensation.

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

During the nine months ended September 30, 2015 and 2014, the Company collected and recorded revenues of $32,710 and $119,563 respectively, from a related party for consulting services.  The Company’s President and significant shareholder Anamaria Pruteanu is also the owner of Powerstorm (Amsterdam).

During the nine months ended September 30, 2015 Powerstorm (Amsterdam) generated revenues of $156,345 from related party acting as a sales agent for the Company of the sale of hybrid systems to Maktech & Tel. The Company’s President and significant shareholder Anamaria Pruteanu is also the owner of Powerstorm (Amsterdam).

On September 21, 2015, the Company entered into Supply Agreement with C4V to design, test and purchase lithium ion batteries.  C4V is a technology development company which holds the intellectual property for for energy storage such as lithium ion batteries.  The Company’s CTO, Dr. Shailesh Upreti is a member of the LLC and holds 47.08% ownership and is a member of its Board of Directors.  The agreement will remain in affect until 2021.

NOTE 8 - CAPITAL LEASES (Need to add schedule)

The Company entered into a capital lease agreements with third parties during the nine months ended September 30, 2015 to rent office equipment. The capital leases contain a bargain purchase option at the end of the leases.

The future minimum lease payments required under the capital lease obligations and the present value of the minimum lease payments as of September 30, 2015 are as follows:

For the year ending Sep 30, 2015
2016	$34,578
2017	34,578
2018	26,899
2019	12,638
2020	7,237
Total minimum lease payments	115,879
Less: amount representing interest	(26,909)
Present value of net minimum lease obligations	88,970
Less: current maturities of capital lease obligations	(22,502)
Long-term capital lease obligations	$66,469

NOTE 9 – DERIVATIVE LIABILITIES

Activity for derivative liability related to the variable conversion feature on convertible debt during the nine months ended September 30, 2015 was as follows:

	Balance at December 31, 2014	Initial valuation of derivative liability upon issuance of variable feature convertible note	Change in fair value of derivative liability	Balance at Sep 30, 2015

Convertible debt	$0.00	$80,000	$52,440	$132,440
Total	$0.00	$80,000	$52,440	$132,440

The fair value of the derivative was valued on the date of the issuance of the convertible debt using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1%, (2) term of 0.67 years, (3) expected stock volatility of 155%, (4) expected dividend rate of 0%, and (5) common stock price of $0.51.

The fair value of the derivative was valued on September 30, 2015 using the Black-Scholes option pricing model with the following weighted average assumptions: (1) risk free interest rate 1%, (2) term of 0.38 years, (3) expected stock volatility of 155%, (4) expected dividend rate of 0%, and (5) common stock price of $0.11.

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

Rent expense was for the nine months ending September 30, 2015 and 2014 was $29,277 and $20,000, respectively.

Employment Agreements

CEO employment agreement

On January 1, 2014, the Company entered into an employment agreement with its CEO, effective through December 31, 2016. Pursuant to the agreement, the CEO shall receive a minimum annualized salary of $300,000. During the nine months ended September 30, 2015, the Company recorded $225,000 of compensation expense for this agreement, which is recorded in accrued expenses at September 30, 2015.

CFO employment agreement

On December 31, 2014, the Company entered into an employment agreement with its CFO, effective through March 31, 2018, in which the CFO will provide consulting services to the Company. Pursuant to the agreement, the CFO shall receive an annualized salary of $208,000, of which 50% shall be paid in cash and 50% shall be paid in stock options. During the nine months ended September 30, 2015, the CFO received $66,106 in consulting fees. No additional stock options are issuable pursuant to this agreement in 2015.

In addition to a salary, the CFO will be provided with a 3% ownership of the Company to be issued in common stock. The shares vest in three 1% installments on January 1, 2016, 2017, and 2018. The Company will value this obligation each quarter and record a common stock payable until the obligation is paid for in common stock of the Company. Pursuant to this agreement, the Company recorded share-based compensation expense of $18,668 for the nine months ended September 30, 2015.

NOTE 11 – EQUITY

The Company is authorized to issue 305,000,000 shares of capital stock. These shares are divided into two classes, with 300,000,000 shares in common stock at $0.001 par value and 5,000,000 shares in preferred stock at $0.01 par value.

Issuance of common stock

During September 2015, the company granted 20,000 shares of common stock fully vested to Shailesh Upreti and will issue them in the month November 2015 in exchange for consulting services and the Board deemed it in the best interest to grant the 20,000 shares of common stock at a purchase price of $0.19.

During September 2015, the company granted 15,000 shares of common stock fully vested to Gregg Jaclin and will issue them in the month of November 2015 in exchange for services and the Board deemed it in the best interest to grant the 15,000 shares of common stock at a purchase price of $0.19.

During September 2015, the Company granted 47,769 shares of common stock at purchase price of $0.19 per share to Szaferman, Lakind, Blumstein, Blader, P.C and will issue them in the month of November 2015 in satisfaction of the $9,076.09 outstanding accounts payable.

During August 2015, the company issued 150,000 shares of common stock fully vested to The Governance Box in exchange for consulting services and the Board deemed it in the best interest to grant the 150,000 shares of common stock at a purchase price of $0.25.

On July 1, 2015, the Company issued 100,000 shares of common stock to The Brewer Group as part of contract signed on April 9, 2015.

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

Stock Options

A summary of the Company’s option activities for the nine months ended September 30, 2015 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Weighted-Average Grant Date Fair Value
Options Outstanding, December 31, 2014	1,690,616	$.51	$9.84	$1.47
Options Granted	$653,000	$0.43	$10.00	$0.73
Options Exercised
Options Forfeited	$(100,000)	$0 .43	$0.00	$1.49
Options Outstanding at September 30, 2015	2,243,616	$0.49	$9.57	$1.25
Options Vested and Exercisable as on September 30, 2015	1,716,616

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

NOTE 12 -FAIR VALUE MEASUREMENTS

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015:

FAIR VALUE MEASUREMENTS	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Carrying Value as of September 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Variable conversion features- convertible debt derivatives			$132,440	$32,440
Total	$0.00	$0.00	$132,440	$132,440

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	Three Months Ended September 30,
	2015	2015
Beginning balance	$-	$-
Additions	$80,000	$-
Change in fair value	$52,440	$-
Ending balance	$132,440	$-

Change in unrealized loss included in earnings	$52,440	$-

NOTE 13 – SUBSEQUENT EVENTS

On October 2, 2015 the Company cancelled its Memorandum of Understanding with Ascot Industrial.

On October 2, 2015 the Company delayed its product launch of the MESS system due to a system enhancement.  The product launch is now scheduled for first quarter 2016.

On October 22, 2015, the Company granted 18,000 stock options fully vested in aggregate to certain employees in exchange for services.

On October 27, 2015, the Company entered into a Promissory Note with the Company’s CFO in the amount of $6,866.00 and accrues an annual interest rate of 8%, both principle and interest are due upon demand from lender.  The Promissory note was issued in exchange for a portion of the CFO’s salary for the month of October 2015.

On October 30, 2015 the Company entered into a non-exclusive Financial Advisory Agreement with Ardour Capital Investments, LLC and will focus on assisting the Company in its strategies for maximizing shareholder value through its full scope of investment banking services.  The Company issued an up front payment of $5,000 as a retainer and agrees to a monthly payments of $10,000 which will accrue and become payable upon a successful equity and/or debt financing.  In addition, the Company granted 25,000 shares of Common Stock fully vested.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Powerstorm Holdings, Inc. dba Powerstorm ESS. (“Powerstorm”, the “Company”, “we”, and “our”) for the three and six months ended September 30, 2015. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements for the three and six months ended September 30, 2015 and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Our Products

MESS

The MESS is a containerized and optimized hybrid energy storage solution that can provide renewable and reliable off-grid power. The MESS container has a diesel generator/alternator combined with our Lithium Ion battery-based system and powered by Solar and/or Wind Turbines. The MESS unit is equipped with our patent pending remote monitoring system, the “digital brain” that incorporates and covers the BMS, TMS and NMS. The MESS is plug-and-play and can be operational within a single day when set up and tested by technicians.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September		September
	2015	2014	2015	2014
Revenues	$160,925	$93,258	$189,055	$119,563
Cost of revenues	(143,510)	(65,756)	(143,510)	(65,756)
Operating expenses		-		-
General and administrative	493,281	107,533	1,808,336	253,392
Depreciation expense	34,207	310	45,688	929
Total operating expenses	527,489	107,843	1,854,024	254,321
Gain on settlement of accounts payable	-	384	-	14,409
Interest expense	(32,126)		(41,205)	-
Unrealized Gain/Loss on Derivative liability	(11,245)	-	(52,440)	-
Other income	-	-	246	-
Net loss	$(553,444)	$(79,957)	$(1,901,878)	$(186,105)

For the three months ended September 30, 2015 and 2014

Revenues

The Company generated revenues from related party consulting services of $4,580 and $13,530 respectively, during the three months ended September 30, 2015 and 2014. The decrease was primarily due to the decrease in consultancy hours.

The company generated revenues from related party that served as a sales agent in the amount of $156,345 for three months ending September 30, 2015. The company generated revenues that served as sales of system in the amount of $79,728 for three months ending September 30, 2014.

Operating Expenses

We incurred total operating expenses of $527,488 and $107,843 for the three months ended September 30, 2015 and 2014. The increase was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in marketing, independent contractor payments, audit, bookkeeping and legal and investor relation’s fees.

Net Loss

During the three months ended September 30, 2015 and 2014, we incurred a net loss of $553,444 and $79,957, respectively. The increase was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in marketing, independent contractor payments, audit, bookkeeping and legal and investor relation’s fees.

For the nine months ended September 30, 2015 and 2014

Revenues

The Company generated revenues from related party consulting services of $32,710 and $39,835, respectively, for the nine months ended September 30, 2015 and 2014. The decrease was primarily due to the decrease in consultancy hours.

The company generated revenues from related party that served as a sales agent in the amount of $156,345 for nine months ending September 30, 2015. The company generated revenues that served as sales of system in the amount of $79,728 for nine months ending September 30, 2014.

Operating Expenses

We incurred total operating expenses of $1,854,024 and $254,321, respectively for the nine months ended September 30, 2015 and 2014. The increase was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in marketing, independent contractor payments, audit, bookkeeping and legal and investor relation’s fees.

Net Loss

During the nine months ended September 30, 2015 and 2014 we incurred a net loss of $1,901,878 and $186,105. The increase was primarily due to an increase in share-based compensation. The remaining increase is attributed to an increase in marketing, independent contractor payments, audit, bookkeeping and legal and investor relation’s fees.

Liquidity and Capital Resources

Our financial condition as of September 30, 2015 and December 31, 2014 is summarized as follows:

Working Capital:
	September 30, 2015	December 31, 2014
Current Assets	$82,099	$2,771
Current Liabilities	(843,120)	(94,186)
Working Capital deficit	$(761,021)	$(91,415)

Cash Flows:
	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash used in operating activities	$(338,841)	$(152,441)
Cash used in investing activities	(12,665)	(1,784)
Cash provided by financing activities	352,821	157,011
Net increase (decrease) in cash	$1,315	$2,786

We have incurred an accumulated loss of $6,136,389 since inception and we had a working capital deficit of $761,021 as of September 30, 2015, which indicates substantial doubt as to our ability to continue as a going concern. The Company received cash proceeds of $80,000 from a convertible note to fund research, development, selling, and general administrative expenses while management continues to pursue additional financing options.

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

Our resources were insufficient to effectuate our inaugural business plan dated October 10, 2011, that extended through the period ending September 30, 2015. We expect to incur a minimum of $1,500,000 in operating expenses during the subsequent 12 months of operations.

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

Intangible Assets

The Company’s intangible assets consist of patents and trademarks with indefinite life. The Company capitalizes the filing and legal fees related to the patents and trademark registrations, which totaled $18,663 and $8,965 as of September 30, 2015 and December 31, 2014, respectively. The Company reviews its indefinite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of September 30, 2015 and December 31, 2014, no impairment was recorded.

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

(b) Changes in Internal Control over Financial Reporting

The Company has hired an internal accountant during the period ending September 30, 2015. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During September 2015, the company issued 20,000 shares of common stock fully vested to Shailesh Upreti in exchange for consulting services described in Note 11.

During September 2015, the company issued 15,000 shares of common stock fully vested to Gregg Jaclin in exchange for services described in Note 11.

During September 2015, the Company issued 47,769 shares of common stock to Szaferman, Lakind, Blumstein, Blader, P.C in satisfaction of the outstanding accounts payable described in Note 11.

During August 2015, the company issued 150,000 shares of common stock fully vested to The Governance Box in exchange for consulting services described in Note 11.

On July 1, 2015, the Company issued 100,000 shares of common stock to The Brewer Group as further described in Note 11

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

On April 9, 2015, the Company issued 100,000 shares of common stock to The Brewer Group as further described in Note 11.

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

Date: November 16, 2015

	By:	/s/ Michel J. Freni
Michel J. Freni
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015

	By:	/s/ Kirstin L. Gooldy
Kirstin L. Gooldy
Chief Financial Officer
(Principal Financial Officer)